Form 10-Q
period 2021-06-30
LifeStance Health Group, Inc.
filed 2021-08-12
CIK 1845257

xx

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40478

LifeStance Health Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1832801
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 N. Scottsdale Road Suite 6000 Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 279-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LFST	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 12, 2021, the registrant had 374,148,648 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	3
	Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)	4
	Consolidated Statements of Changes in Redeemable Units and Stockholders'/Members' Equity and Consolidated Statements of Changes in Redeemable Convertible Preferred Units and Members' Deficit	5
	Consolidated Statements of Cash Flows	9
	Notes to Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
Signatures		52

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. For example, all statements we make relating: to our ability to grow our business, expand access to our patients and our payors and invest in our platform; our plan to partner with additional hospital systems, large primary care groups and other specialist groups; our expectation that we will continue to open de novo center and acquire new centers; our growth rates and financial results; our plans and objectives for future operations, growth or initiatives; and strategies are forward-looking statements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including, among other things:

•
we may not grow at the rates we historically have achieved or at all, even if our key metrics may imply future growth, including if we are unable to successfully execute on our growth initiatives and business strategies;
•
if we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase proportionally or at all, and we may be unable to execute on our business strategy;
•
if reimbursement rates paid by third-party payors are reduced or if third-party payors otherwise restrain our ability to obtain or deliver care to patients, our business could be harmed;
•
we conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, results of operations and financial condition;
•
we are dependent on our relationships with affiliated practices, which we do not own, to provide health care services, and our business would be harmed if those relationships were disrupted or if our arrangements with these entities became subject to legal challenges;
•
we operate in a competitive industry, and if we are not able to compete effectively, our business, results of operations and financial condition would be harmed;
•
the impact of health care reform legislation and other changes in the healthcare industry and in health care spending on us is currently unknown, but may harm our business;
•
if our or our vendors’ security measures fail or are breached and unauthorized access to our employees’, patients’ or partners’ data is obtained, our systems may be perceived as insecure, we may incur significant liabilities, including through private litigation or regulatory action, our reputation may be harmed, and we could lose patients and partners;
•
our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•
our existing indebtedness could adversely affect our business and growth prospects; and
•
the other factors set forth under “Risk Factors.”

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended June 30, 2021

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 (SUCCESSOR) AND DECEMBER 31, 2020 (SUCCESSOR)

(unaudited)

(In thousands, except for par value)

	Successor
	June 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$276,187	$18,829
Patient accounts receivable	60,069	43,706
Prepaid expenses and other current assets	27,804	13,745
Total current assets	364,060	76,280
NONCURRENT ASSETS
Property and equipment, net	91,799	59,349
Intangible assets, net	316,534	332,796
Goodwill	1,138,734	1,098,659
Deposits	3,300	2,647
Total noncurrent assets	1,550,367	1,493,451
Total assets	$1,914,427	$1,569,731
LIABILITIES, REDEEMABLE UNITS AND STOCKHOLDERS'/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,958	$7,688
Accrued payroll expenses	50,380	38,024
Other accrued expenses	38,783	14,685
Current portion of contingent consideration	10,876	10,563
Other current liabilities	2,561	4,961
Total current liabilities	112,558	75,921
NONCURRENT LIABILITIES
Long-term debt, net	157,067	362,534
Other noncurrent liabilities	15,704	11,363
Contingent consideration, net of current portion	3,247	5,851
Deferred tax liability, net	81,219	81,226
Total noncurrent liabilities	257,237	460,974
Total liabilities	$369,795	$536,895
COMMITMENT AND CONTINGENCIES (see Note 16)
REDEEMABLE UNITS
Redeemable Class A units – 0 and 35,000 units authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	35,000
STOCKHOLDERS’/MEMBERS’ EQUITY
Common units A-1 – 0 and 959,563 units authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	959,563
Common units A-2 – 0 and 49,946 units authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	49,946
Common units B – 0 and 179,000 units authorized as of June 30, 2021 and December 31, 2020, respectively; no units issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Preferred stock – par value $0.01 per share; 25,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock – par value $0.01 per share; 800,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 374,149 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3,742	—
Additional paid-in capital	1,669,480	1,452
Accumulated deficit	(128,590)	(13,125)
Total stockholders'/members’ equity	1,544,632	997,836
Total liabilities, redeemable units and stockholders’/members’ equity	$1,914,427	$1,569,731

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (SUCCESSOR), THE PERIOD FROM APRIL 13, 2020 TO JUNE 30, 2020 (SUCCESSOR), THE PERIOD FROM APRIL 1, 2020 TO MAY 14, 2020 (PREDECESSOR) AND THE PERIOD FROM JANUARY 1, 2020 TO MAY 14, 2020 (PREDECESSOR)

(unaudited)

(In thousands, except for Net Loss per Share)

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
TOTAL REVENUE	$160,549	$303,681	$45,453	$38,555	$111,661
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	109,341	208,475	31,275	27,143	78,777
General and administrative expenses	85,479	118,130	8,642	7,192	20,854
Depreciation and amortization	12,774	25,002	5,432	1,160	3,335
Total operating expenses	$207,594	$351,607	$45,349	$35,495	$102,966
(LOSS) INCOME FROM OPERATIONS	$(47,045)	$(47,926)	$104	$3,060	$8,695
OTHER INCOME (EXPENSE)
(Loss) gain on remeasurement of contingent consideration	(250)	(557)	(51)	(32)	322
Transaction costs	(1,996)	(3,530)	(181)	(32,294)	(33,247)
Interest expense	(23,174)	(31,806)	(5,562)	(1,340)	(3,020)
Other expense	(1,356)	(1,445)	(22)	(14)	(14)
Total other expense	$(26,776)	$(37,338)	$(5,816)	$(33,680)	$(35,959)
LOSS BEFORE INCOME TAXES	(73,821)	(85,264)	(5,712)	(30,620)	(27,264)
INCOME TAX BENEFIT	3,788	6,549	1,370	3,022	2,319
NET LOSS AND COMPREHENSIVE LOSS	$(70,033)	$(78,715)	$(4,342)	$(27,598)	$(24,945)
Accretion of Redeemable Class A units	—	(36,750)	—	—	—
Accretion of Series A-1 redeemable convertible preferred units (Note 12)	—	—	—	(272,582)	(272,582)
Cumulative dividend on Series A redeemable convertible preferred units (Note 12)	—	—	—	(217)	(662)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS/MEMBERS	$(70,033)	$(115,465)	$(4,342)	$(300,397)	$(298,189)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.22)	(0.37)	(0.01)
Weighted-average shares used to compute basic and diluted net loss per share	313,536	309,559	297,237

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR

THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (SUCCESSOR) AND THE PERIOD FROM APRIL 13, 2020 TO JUNE 30, 2020

(SUCCESSOR) AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE PERIOD FROM

APRIL 1, 2020 TO MAY 14, 2020 (PREDECESSOR) AND FOR THE PERIOD FROM JANUARY 1, 2020 TO MAY 14, 2020 (PREDECESSOR)

(unaudited)

(In thousands)

	Class A		Class A-1		Class A-2		Class B				Additional		Total
	Redeemable Units		Common Units		Common Units		Common Units		Common Stock		Paid-in	Accumulated	Stockholders'/
Successor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Members' Equity
Balances at March 31, 2021	35,000	$71,750	959,563	$959,563	50,908	$50,946	—	$—	—	$—	$2,057	$(58,557)	$954,009
Net loss	—	—	—	—	—	—	—	—	—	—	—	(70,033)	(70,033)
Issuance of common units for acquisitions of businesses	—	—	—	—	725	1,486	—	—	—	—	—	—	1,486
Vested Class B Profits Interests	—	—	—	—	—	—	17,920	—	—	—	—	—	—
Conversion of Redeemable Class A Units into common stock upon closing of initial public offering	(35,000)	(71,750)	—	—	—	—	—	—	10,234	102	71,648	—	71,750
Conversion of common units into common stock upon closing of initial public offering	—	—	(959,563)	(959,563)	(51,633)	(52,432)	—	—	295,663	2,957	1,009,038	—	—
Conversion of vested Class B Profits Interests to common stock upon closing of initial public offering	—	—	—	—	—	—	(17,920)	—	4,186	42	(42)	—	—
Conversion of unvested Class B Profits Interests to restricted stock upon closing of initial public offering	—	—	—	—	—	—	—	—	30,766	308	(308)	—	—
Issuance of common stock upon closing of initial public offering, net	—	—	—	—	—	—	—	—	32,800	328	548,577	—	548,905
Endowment of shares to the LifeStance Health Foundation	—	—	—	—	—	—	—	—	500	5	8,995	—	9,000
Stock and unit-based compensation expense	—	—	—	—	—	—	—	—	—	—	29,515	—	29,515
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	374,149	$3,742	$1,669,480	$(128,590)	$1,544,632

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR

THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (SUCCESSOR) AND THE PERIOD FROM APRIL 13, 2020 TO JUNE 30, 2020

(SUCCESSOR) AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE PERIOD FROM

APRIL 1, 2020 TO MAY 14, 2020 (PREDECCESSOR) AND FOR THE PERIOD JANUARY 1, 2020 TO MAY 14, 2020 (PREDECESSOR)

(unaudited)

(In thousands)

	Class A		Class A-1		Class A-2		Class B				Additional		Total
	Redeemable Units		Common Units		Common Units		Common Units		Common Stock		Paid-in	Accumulated	Stockholders'/
Successor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Members' Equity
Balances at December 31, 2020	35,000	$35,000	959,563	$959,563	49,946	$49,946	—	$—	—	$—	$1,452	$(13,125)	$997,836
Net loss	—	—	—	—	—	—	—	—	—	—	—	(78,715)	(78,715)
Issuance of common units	—	—	—	—	962	1,000	—	—	—	—	—	—	1,000
Accretion of Redeemable Class A Units	—	36,750	—	—	—	—	—	—	—	—	—	(36,750)	(36,750)
Issuance of common units for acquisitions of businesses	—	—	—	—	725	1,486	—	—	—	—	—	—	1,486
Vested Class B Profits Interests	—	—	—	—	—	—	17,920	—	—	—	—	—	—
Conversion of Redeemable Class A Units into common stock upon closing of initial public offering	(35,000)	(71,750)	—	—	—	—	—	—	10,234	102	71,648	—	71,750
Conversion of common units into common stock upon closing of initial public offering	—	—	(959,563)	(959,563)	(51,633)	(52,432)	—	—	295,663	2,957	1,009,038	—	—
Conversion of vested Class B Profits Interests to common stock upon closing of initial public offering	—	—	—	—	—	—	(17,920)	—	4,186	42	(42)	—	—
Conversion of unvested Class B Profits Interests to restricted stock upon closing of initial public offering	—	—	—	—	—	—	—	—	30,766	308	(308)	—	—
Issuance of common stock upon closing of initial public offering, net	—	—	—	—	—	—	—	—	32,800	328	548,577	—	548,905
Endowment of shares to the LifeStance Health Foundation	—	—	—	—	—	—	—	—	500	5	8,995	—	9,000
Stock and unit-based compensation expense	—	—	—	—	—	—	—	—	—	—	30,120	—	30,120
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	374,149	$3,742	$1,669,480	$(128,590)	$1,544,632

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR

THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (SUCCESSOR) AND THE PERIOD FROM APRIL 13, 2020 TO JUNE 30, 2020

(SUCCESSOR) AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE PERIOD FROM

APRIL 1, 2020 TO MAY 14, 2020 (PREDECCESSOR) AND FOR THE PERIOD JANUARY 1, 2020 TO MAY 14, 2020 (PREDECESSOR)

(unaudited)

(In thousands)

	Class A		Class A-1		Class A-2		Class B		Additional		Total
	Redeemable Units		Common Units		Common Units		Common Units		Paid-in	Accumulated	Members’
Successor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balances at April 13, 2020	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	(4,342)	(4,342)
Issuance of redeemable/common units at TPG Acquisition	35,000	35,000	310,978	310,978	35,845	35,845	—	—	—	—	346,823
Issuance of common units to TPG at TPG Acquisition	—	—	633,585	633,585	—	—	—	—	—	—	633,585
Issuance of common units for acquisitions of businesses	—	—	—	—	4,500	4,500	—	—	—	—	4,500
Issuance of common units for convertible promissory note conversion	—	—	—	—	511	511	—	—	—	—	511
Unit-based compensation expense	—	—	—	—	—	—	—	—	292	—	292
Balances at June 30, 2020	35,000	$35,000	944,563	$944,563	40,856	$40,856	—	—	$292	$(4,342)	$981,369

	Series A		Series A-1
	Redeemable		Redeemable
	Convertible		Convertible		Class A		Class C		Additional		Total
	Preferred Units		Preferred Units		Common Units		Common Units		Paid-in	Accumulated	Members’
Predecessor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Deficit
Balances at March 31, 2020	16,126	$19,761	109,838	$282,652	25,252	$3	4,980	$—	$—	$(164,205)	$(164,202)
Net loss	—	—	—	—	—	—	—	—	—	(27,598)	(27,598)
Accretion of Series A-1 redeemable convertible preferred units	—	—	—	272,582	—	—	—	—	—	(272,582)	(272,582)
Balances at May 14, 2020	16,126	$19,761	109,838	$555,234	25,252	$3	4,980	$—	$—	$(464,385)	$(464,382)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR

THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (SUCCESSOR) AND THE PERIOD FROM APRIL 13, 2020 TO JUNE 30, 2020

(SUCCESSOR) AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE PERIOD FROM

APRIL 1, 2020 TO MAY 14, 2020 (PREDECCESSOR) AND FOR THE PERIOD JANUARY 1, 2020 TO MAY 14, 2020 (PREDECESSOR)

(unaudited)

(In thousands)

	Series A		Series A-1
	Redeemable		Redeemable
	Convertible		Convertible		Class A		Class C		Additional		Total
	Preferred Units		Preferred Units		Common Units		Common Units		Paid-in	Accumulated	Members’
Predecessor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	16,459	$20,261	109,838	$282,652	25,252	$3	4,980	$—	$—	$(166,358)	$(166,355)
Net loss	—	—	—	—	—	—	—	—	—	(24,945)	(24,945)
Repurchases of Series A redeemable convertible preferred units	(333)	(500)	—	—	—	—	—	—	—	(500)	(500)
Accretion of Series A-1 redeemable convertible preferred units	—	—	—	272,582	—	—	—	—	—	(272,582)	(272,582)
Balances at May 14, 2020	16,126	$19,761	109,838	$555,234	25,252	$3	4,980	$—	$—	$(464,385)	$(464,382)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 (SUCCESSOR), FOR THE PERIOD FROM APRIL 13, 2020 TO JUNE 30, 2020 (SUCCESSOR), AND FOR THE PERIOD FROM JANUARY 1, 2020 TO MAY 14, 2020 (PREDECESSOR)

(unaudited)

(In thousands)

	Successor		Predecessor
	Six months ended June 30, 2021	April 13 to June 30, 2020	January 1 to May 14, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,715)	$(4,342)	$(24,945)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,002	5,432	3,335
Stock and unit-based compensation	30,120	292	—
Deferred income taxes	—	2,866	(2,345)
Loss on debt extinguishment	5,620	3,066	—
Amortization of debt issue costs	1,081	135	215
Loss (gain) on remeasurement of contingent consideration	557	51	(322)
Endowment of shares to LifeStance Health Foundation	9,000	—	—
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable	(11,831)	(2,463)	(5,122)
Prepaid expenses and other current assets	(14,964)	(4,394)	(4,526)
Accounts payable	2,261	891	(1,638)
Accrued payroll expenses	9,580	(3,844)	8,753
Other accrued expenses	15,283	(35,007)	40,031
Net cash (used in) provided by operating activities	(7,006)	(37,317)	13,436
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(31,803)	(5,120)	(12,804)
Acquisition of Predecessor, net of cash acquired	—	(643,717)	—
Acquisitions of businesses, net of cash acquired	(39,126)	(22,376)	(12,274)
Net cash used in investing activities	(70,929)	(671,213)	(25,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters discounts and commissions and deferred offering costs	554,169	—	—
Issuance of common units to new investors	1,000	—	—
Contributions from Members related to acquisition of Predecessor	—	633,585	—
Repurchase of Series A redeemable convertible preferred units	—	—	(1,000)
Proceeds from long-term debt	98,800	235,900	74,350
Payments of debt issue costs	(2,360)	(6,411)	(650)
Payments of long-term debt	(310,729)	(138,540)	(18,222)
Payments of contingent consideration	(5,587)	(2,200)	(19,093)
Net cash provided by financing activities	335,293	722,334	35,385
NET INCREASE IN CASH AND CASH EQUIVALENTS	257,358	13,804	23,743
Cash and Cash Equivalents - Beginning of period	18,829	—	3,481
CASH AND CASH EQUIVALENTS – END OF PERIOD	$276,187	$13,804	$27,224
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and prepayment premium	$24,889	$2,773	$2,857
Cash paid for taxes	$900	$—	$25
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Unpaid deferred offering costs included in accounts payable and other accrued expenses	$5,264	$—	$—
Equipment financed through capital leases	$14	$1	$415
Contingent consideration incurred in acquisitions of businesses	$2,739	$3,191	$3,788
Acquisition of property and equipment included in liabilities	$10,233	$2,694	$2,718
Issuance of common units for convertible promissory note conversion	$—	$511	$—
Issuance of common units for acquisitions of businesses	$1,486	$4,500	$—

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

NOTE 1 NATURE OF THE BUSINESS

Description of Business

LifeStance Health Group, Inc. (“LifeStance Health Group”) was formed as a Delaware corporation on January 28, 2021. The Company was formed for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of LifeStance TopCo, L.P. (“LifeStance TopCo”) and subsidiaries. LifeStance Health Group is the sole equity holder of LifeStance TopCo and operates and controls all of the business and affairs. As a result, LifeStance Health Group consolidates the financial results of LifeStance TopCo, its wholly-owned subsidiaries and variable interest entities. LifeStance Health Group and LifeStance TopCo are collectively referred to herein as the “Company”, "LifeStance" or "LifeStance Health".

The Company operates as a provider of outpatient mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy.

Initial Public Offering

On June 14, 2021, the Company completed its IPO in which it issued and sold 32,800 shares of common stock and affiliates of TPG Global LLC ("TPG"), affiliates of Silversmith Capital Partners ("Silversmith"), affiliates of Summit Partners ("Summit") (collectively, the "Selling Shareholders") sold 7,200 shares of common stock at an offering price of $18.00 per share. The Selling Shareholders granted the underwriters an option to purchase an additional 6,000 shares of common stock. The underwriters exercised in full their option to purchase additional shares, and the sale of the option shares was completed on June 25, 2021. The Company received net proceeds of $548,905, after deducting underwriting discounts and commissions of $32,472 and deferred offering costs of $9,023. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders, including the option shares. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering.

Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interests to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as restricted stock subject to vesting) of LifeStance Health Group (the "Organizational Transactions"). Following the contribution of partnership interests, LifeStance TopCo became wholly-owned by LifeStance Health Group. The number of shares of common stock that each such holder of partnership interests in LifeStance TopCo received was determined based on the value that such holder would have received under the distribution provisions of the limited partnership agreement of LifeStance TopCo, with shares of common stock valued by reference to the IPO price. All 1,046,196 units of LifeStance TopCo’s outstanding redeemable and common Class A units and Class B units (the "Class B Common Units", "Profits Interests Units" or "Profits Interests") were contributed in exchange for 310,083 shares of common stock of LifeStance Health Group plus 30,766 shares of common stock issued as restricted stock subject to vesting. As a result of this contribution and exchange, the Company reclassified $71,648 of redeemable units and $1,008,688 of common units to additional paid-in capital and $3,408 to common stock on the Company’s consolidated balance sheets.

In connection with the IPO, the Company established the LifeStance Health Foundation, a non-profit organization that focuses on youth mental health, and the mental health of underrepresented minority communities, the underemployed and the uninsured. While the LifeStance Health Foundation was founded by LifeStance and will be operated by a board of directors that the Company expects to include from time to time certain of its officers and employees, including its Chief Executive Officer, the LifeStance Health Foundation was established as an independent legal entity and will not be owned or controlled by LifeStance or its stockholders. Concurrently with the closing of the IPO, the

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

Company endowed the LifeStance Health Foundation through a combination of $1,000 in cash and 500 shares of its common stock, representing aggregate cash and equity value of $10,000.

Following the effective date of the IPO, LifeStance Health Group consolidates the financial results of LifeStance TopCo, its wholly-owned subsidiaries and variable interest entities ("VIE's") and the financial statements for the periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes. Prior to the IPO restructuring transactions, LifeStance Health Group had no operations.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in accounting policies during the three and six months ended June 30, 2021 (Successor) from those disclosed in the annual consolidated financial statements for the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor) and the related notes.

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, which include the accounts of LifeStance Health Group, LifeStance TopCo, its wholly-owned subsidiaries and VIEs in which LifeStance TopCo has an interest and is the primary beneficiary. Pursuant to these rules and regulations, the Company has omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its consolidated financial position, results of income/(loss) and comprehensive income/(loss) and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s audited financial statements for the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor).

As a result of the acquisition as further discussed in Note 3, TPG Acquisition, periods prior to May 14, 2020 reflect financial statements of LifeStance Health, LLC. Periods subsequent to the acquisition and prior to the IPO and restructuring transactions reflect the financial statements of LifeStance TopCo. Periods subsequent to the IPO and restructuring transactions reflect the financial statements of LifeStance Health Group. All periods subsequent to the TPG Acquisition have been presented as the financial statements of LifeStance Health Group. Due to the change in the basis of accounting, the consolidated financial statements for the Predecessor and Successor periods are not necessarily comparable. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available information. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change.

The Company acquires and operates certain care centers which are deemed to be Friendly-Physician Entities (“FPEs"). As part of an FPE acquisition, the Company acquires 100% of the non-medical assets; however due to legal requirements the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both a Management Service Agreement (“MSA”), which provides for various administrative and management services to be provided by the Company to the FPE, and Stock Transfer Restriction (“STR”) agreements with the physician-owners of the FPEs, which provide for the transition of ownership interests of the FPEs under certain conditions. The outstanding voting equity instruments of the FPEs are owned by the nominee shareholders appointed by the Company under the terms of the STR agreements. The Company has the right to receive income as an ongoing administrative fee, which effectively absorbs all of the residual interests and has also provided financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all non-medical services including facilities, technology and intellectual property required for the day-to-day operation and management of each of the FPEs, and makes recommendations to the FPEs in establishing the guidelines for the employment and compensation of the physicians and other employees of the FPEs. In addition, the STR agreements provide that the Company has the right to designate a person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to the equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

The contractual arrangements described above allow the Company to direct the activities that most significantly affect the economic performance of the FPEs. Accordingly, the Company is the primary beneficiary of the FPEs and consolidates the FPEs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support the Company provides to the FPEs (e.g., loans) and the provisions of the contractual arrangements and nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the FPEs. Therefore, all income and expenses recognized by the FPEs are allocated to the Company members. The Company does not hold interests in any VIEs for which the Company is not deemed to be the primary beneficiary.

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at June 30, 2021 (Successor) and December 31, 2020 (Successor).

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company's unaudited consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and also issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2020-02, and ASU 2020-05 (collectively, “ASC 842”). ASC 842 outlines a comprehensive lease accounting model and supersedes the

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. ASC 842 is effective for private entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, inclusive of a one year deferral provided by ASU 2020-05. ASC 842 must be adopted using a modified retrospective method and early adoption is permitted. The Company is in the process of determining the impact of the adoption of ASC 842 on the Company’s consolidated financial statements and disclosures. However, given the Company’s current operating lease portfolio (see Note 16) the Company expects the recognition of the right-of-use assets and lease liabilities to have a material impact on the Company’s consolidated balance sheets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326)-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for private entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2016-03 will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for private entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued and all other entities for periods for which financial statements have not yet been made available for issuance. The Company is in the process of evaluating the impact of the adoption of ASU 2019-12 on the Company’s consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments issued in March 2020 provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020, through December 31, 2022. The Company is still evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements and disclosures.

NOTE 3 TPG ACQUISITION

LifeStance TopCo was formed for the purpose of completing a merger transaction with affiliates of TPG and Lynnwood MergerSub, Inc. (“Merger Sub”) in order to carry on the business of LifeStance Health, LLC and subsidiaries. On April 14, 2020, LifeStance Health Holdings, Inc. ("LifeStance Holdings") entered into a merger agreement among LifeStance Holdings, Lynnwood Intermediate Holdings, Inc., Merger Sub and Shareholder Representatives Services LLC (the "TPG Acquisition"). Immediately prior to the TPG Acquisition, LifeStance Health, LLC completed a reorganization pursuant to which the equity holders of LifeStance Health, LLC, including affiliates of Summit and affiliates of Silversmith (together with TPG and Summit, the Company’s “Principal Stockholders”) received a distribution of 100% of the equity interests of LifeStance Health Holdings, a direct subsidiary of LifeStance Health, LLC, in complete redemption of their equity interests of LifeStance Health, LLC. Pursuant to the TPG Acquisition, (i) the historic equity holders of LifeStance Health, LLC contributed a portion of their units of LifeStance

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

Holdings to LifeStance TopCo in exchange for equity interests of LifeStance TopCo and (ii) an indirect subsidiary of LifeStance TopCo, merged with and into LifeStance Holdings, with shareholders of LifeStance Holdings receiving cash consideration in connection with cancellation of the remainder of their shares.

LifeStance TopCo has a controlling financial interest in LifeStance Holdings under the voting interest model. Therefore, the Company determined LifeStance TopCo would consolidate LifeStance Holdings. Further, the TPG Acquisition is considered to constitute a change in control of the LifeStance business, with LifeStance TopCo being deemed the acquirer. The TPG Acquisition has been accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Immediately prior to the transaction, LifeStance Health, LLC was the reporting entity. As noted above, this entity will be considered the predecessor entity and the period prior to and including May 14, 2020 will be the predecessor period. LifeStance Health, LLC was subsequently dissolved as part of the transaction. Given that LifeStance TopCo is the accounting acquirer, it will be considered the successor entity and the successor period will begin on April 13, 2020. For the period from April 13, 2020 through May 13, 2020, the operations of LifeStance TopCo were limited to those incident to its formation and the TPG Acquisition, which were not significant.

Pursuant to the merger, LifeStance TopCo issued 979,563 Class A-1 Units and 35,845 Class A-2 Units to certain of its equity holders, including TPG, Summit, Silversmith and members of the Company’s management team. Following the TPG Acquisition, the Company conducted its business through LifeStance TopCo and its consolidated subsidiaries, and subsequent to the IPO, the Company has conducted its business through LifeStance Health Group. All previously owned preferred units were converted into LifeStance TopCo common units upon the acquisition.

Total consideration transferred consisted of the following:

Cash consideration	$670,941
Class A-1 units	345,978
Class A-2 units	35,845
Total consideration transferred	$1,052,764

The total consideration of $1,052,764 consisted of $381,823 equity, including 345,978 Class A-1 Units and 35,845 Class A-2 Units at $1 per unit and $670,941 cash, including $4,500 cash placed in escrow, transaction fees, cash for debt repayment, and a working capital adjustment. The Company recorded the fair value of net assets acquired of $126,106 and recorded goodwill of $926,658 on May 14, 2020.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Allocation of Purchase Price	Amount
Cash	$27,224
Patient accounts receivable	25,152
Property and equipment	34,813
Prepaid expenses and other current assets	9,590
Deposits	1,766
Intangible assets	344,300
Goodwill	926,658
Total assets acquired	1,369,503
Accounts payable	3,456
Accrued payroll expenses	25,739
Other accrued expenses	48,655
Current portion of contingent consideration	5,861
Other current liabilities	1,848
Long-term debt, net	135,006
Other noncurrent liabilities	9,617
Contingent consideration, net of current portion	4,048
Deferred tax liability, net	82,509
Total liabilities assumed	316,739
Fair value of net assets	$1,052,764

The fair value of assets and liabilities other than intangible assets approximate the carrying amount as of the acquisition date. The liquidity of receivables is based on contractual rates to payors. The identifiable intangible assets acquired include the LifeStance corporate trade name, trade names related to the regional clinics, non-competition agreements with the Company’s executives, and non-competition agreements with providers.

In order to value trade names, the “relief-from-royalty” method was utilized. This method is based on the supposition that in lieu of ownership, the Company would be willing to pay a royalty in order to exploit the related benefits of the trade names. The value of the trade names was determined by discounting the inherent after-tax royalty savings associated with ownership or possession of the trade name over the expected useful life. The selected royalty rate (pre-tax) was based on an analysis of various factors, including an analysis of market data and comparable trade name agreements.

As it pertains to the non-competition agreements, the “with-and-without” method was utilized to determine the value. Revenue with the non-competition agreement in place was based on the Company’s forecast. The values indicated from the “with-and-without” method were adjusted to reflect the ability, feasibility and desire for the partners to compete.

Subsequent to the closing of the TPG Acquisition, there was an additional cash payment of $2,977 related to a working capital adjustment, which was accounted for as a measurement period adjustment (see Note 8).

The following table summarizes the fair values of acquired intangible assets as of the date of the TPG Acquisition:

	Amount	Useful Life
Trade names – Corporate	$235,500	22.5 years
Trade names – Regional	22,900	5 years
Non-competition agreements – Executives	77,500	4 years
Non-competition agreements – Providers	8,400	5 years
Total intangible assets	$344,300

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

Pro Forma

The Company’s unaudited pro forma revenue and net loss for the years ended December 31, 2020 and 2019 below have been prepared as if the TPG Acquisition occurred on January 1, 2019.

	Year ended December 31, 2020	Year ended December 31, 2019
Revenue	$377,217	$212,518
Net loss	$(26,727)	$(52,463)

Goodwill

Goodwill represented the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to the assembled workforce, customer and payor relationships and anticipated synergies and economies of scale expected from the integration of the businesses. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as result of the acquisition. There is no tax-deductible goodwill from the TPG Acquisition.

The transaction costs related to the TPG Acquisition were $32,942, all of which were expensed as incurred.

NOTE 4 ACQUISITIONS

During three months ended June 30, 2021 (Successor), the six months ended June 30, 2021 (Successor), the period from April 13, 2020 to June 30, 2020 (Successor), the period from April 1, 2020 to May 14, 2020 (Predecessor), and the period from January 1, 2020 to May 14, 2020 (Predecessor), the Company completed the acquisitions of 10, 11, 4, 3, and 7 outpatient mental health practices, respectively, and realize synergies in the mental health markets. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

	Successor			Predecessor
Total consideration transferred	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Cash consideration	$40,612	$41,312	$23,625	$4,103	$12,369
Cash consideration to be paid	325	325	—	—	—
Contingent consideration, at initial fair value	1,931	2,739	3,191	877	3,788
Class A-2 common units[1]	1,486	1,486	4,500	—	—
Debt consideration	—	—	—	—	500
Total consideration transferred	$44,354	$45,862	$31,316	$4,980	$16,657

(1)
Excludes 511 Class A-2 common units related to the promissory note (see “Debt consideration”) issued during the Predecessor period that was subsequently converted to equity during the Successor period.

The results of the acquired businesses have been included in the Company’s consolidated financial statements beginning after their acquisition dates. It is impracticable to provide historical supplemental pro forma financial information along with revenue and earnings subsequent to the acquisition dates for acquisitions during the period due to a variety of factors, including access to historical information and the operations of acquirees being integrated within the Company shortly after closing and not operating as discrete entities within the Company’s organizational structure.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Successor			Predecessor
Allocation of Purchase Price	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Cash	$2,008	$2,048	$1,248	$212	$238
Patient accounts receivable	3,515	3,799	3,382	293	1,344
Property and equipment	676	694	590	79	234
Prepaid expenses and other current assets	221	227	77	9	68
Deposits	86	91	192	19	87
Intangible assets	2,936	3,061	3,144	308	2,080
Goodwill	40,170	41,287	24,659	4,324	14,099
Total assets acquired	49,612	51,207	33,292	5,244	18,150
Current liabilities	5,258	5,345	1,976	264	1,493
Total liabilities assumed	5,258	5,345	1,976	264	1,493
Fair value of net assets	$44,354	$45,862	$31,316	$4,980	$16,657

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Regional trade names (1)	$1,839	$1,916	$2,038	$190	$1,721
Non-Competition Agreements (2)	1,097	1,145	1,106	118	359
Total	$2,936	$3,061	$3,144	$308	$2,080

(1)
Useful lives for regional trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets including Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) measures and employee retention and growth (see Note 7).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Successor			Predecessor
Contingent consideration	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Maximum contingent consideration based on acquisition agreements	$2,350	$3,350	$10,300	$1,086	$4,336

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

NOTE 5 INTANGIBLE ASSETS

Intangible assets consists of the following:

June 30, 2021 (Successor)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$32,393	$(6,286)	$26,107	5.0
LifeStance trade names	235,500	(11,857)	223,643	22.5
Non-competition agreements	91,234	(24,450)	66,784	4.2
Total intangible assets	$359,127	$(42,593)	$316,534

December 31, 2020 (Successor)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$30,477	$(3,178)	$27,299	5.0
LifeStance trade names	235,500	(6,624)	228,876	22.5
Non-competition agreements	90,089	(13,468)	76,621	4.1
Total intangible assets	$356,066	$(23,270)	$332,796

Gross carrying amount is based on the fair value of the intangible assets determined at acquisitions. Total intangible asset amortization expense consists of the following:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Amortization expense	$9,704	$19,323	$4,669	$503	$1,435

NOTE 6 PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Successor
	June 30, 2021	December 31, 2020
Leasehold improvements	$56,233	$39,586
Computers and peripherals	8,970	5,749
Furniture, fixtures and equipment	12,012	8,726
Medical equipment	2,603	2,143
Construction in process	22,092	7,577
Total	$101,910	$63,781
Less: Accumulated depreciation	(10,111)	(4,432)
Total property and equipment, net	$91,799	$59,349

Depreciation expense consists of the following:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Depreciation expense	$3,070	$5,679	$763	$657	$1,900

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

NOTE 7 FAIR VALUE MEASUREMENTS

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The fair value is derived using valuation methodologies, such as a discounted cash flow model, and is not based on market exchange, dealer, or broker-traded transactions. This valuation incorporates certain assumptions and projections in determining the fair value assigned to such liability. The valuation methodology differs depending on the type of earn-out target. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of June 30, 2021 (Successor) and December 31, 2020 (Successor).

Valuation Technique	Range of Significant Assumptions
Successor
June 30, 2021
Probability-weighted analysis	Probability	25% - 100%
based earn-outs (1)	Discount rate	8.65% - 8.68%

(1) During the second quarter of 2021, all contingent consideration liabilities previously estimated using a Monte Carlo Simulation EBITDA based earn-out technique transitioned, as deemed appropriate due to the remaining timing of the contracts and materiality of the underlying balances, to a probability-weighted analysis based on projected outcomes.

Valuation Technique	Range of Significant Assumptions
Successor
December 31, 2020
Monte Carlo Simulation	Expected EBITDA	Acquisition specific
EBITDA based earn-outs	Discount rate	16.15% - 19.65%
	Counter-party risk premium	8.46% - 8.77%
	Volatility	50%

Probability-weighted analysis	Probability	25% - 100%
FTE based earn-outs	Discount rate	8.65% - 8.68%

As of June 30, 2021 (Successor) and December 31, 2020 (Successor), the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. See Note 16 for discussion of payment of contingent consideration made related to prior year acquisitions, fair value adjustments, and a roll-forward of the contingent consideration balance from the prior year.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis using the above input categories:

June 30, 2021 (Successor)	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$14,123	$14,123

December 31, 2020 (Successor)	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$16,414	$16,414

At the closing of the TPG Acquisition (see Note 3), LifeStance TopCo recorded the acquired assets and assumed liabilities at their acquisition date fair values in accordance with ASC 805, Business Combinations. As disclosed in Note 4, the Company acquired several outpatient mental health practices during the three and six months ended June 30, 2021 (Successor), the period from April 13, 2020 to June 30, 2020 (Successor), the period from April 1, 2020 to May 14, 2020 (Predecessor) and the period from January 1, 2020 to May 14, 2020 (Predecessor). The values of net

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

tangible assets acquired, and the resulting goodwill and other intangible assets, were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were estimated with the assistance of a third-party valuation expert primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. The Company developed estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the periods presented.

NOTE 8 GOODWILL

Goodwill consists of the following:

Amount
Beginning balance as of April 13, 2020 (Successor)	$—
TPG Acquisition (Note 3)	926,658
Measurement period adjustment (Note 3)	2,977
Business acquisitions (Note 4)	169,024
Ending balance as of December 31, 2020 (Successor)	$1,098,659
Business acquisitions (Note 4)	41,287
Measurement period adjustment	(1,212)
Ending balance as of June 30, 2021 (Successor)	$1,138,734

Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to the assembled workforce, customer and payor relationships and anticipated synergies and economies of scale expected from the integration of the businesses. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition. All goodwill is deductible for tax purposes except for goodwill in connection with the TPG Acquisition.

NOTE 9 LONG-TERM DEBT

Long-term debt consists of the following:

	Successor
	June 30, 2021	December 31, 2020
Term loans	$71,140	$283,950
Delayed Draw loans	90,752	89,870
Total long-term debt	161,892	373,820
Less: Current portion of long-term debt	(1,619)	(3,738)
Less: Debt issue costs	(3,206)	(7,548)
Total Long-Term Debt, Net of Current Portion and Debt Issue Costs	$157,067	$362,534

The current portion of long-term debt is included within other current liabilities on the consolidated balance sheets. The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at June 30, 2021 (Successor) and December 31, 2020 (Successor) was $190,167 and $458,685, respectively.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

In connection with the voluntary prepayment of $294,000 related to borrowings outstanding as of June 15, 2021, the Company recognized an extinguishment of debt charge within interest expense of $14,444 during the second quarter of 2021 related to the prepayment charge and the write-off of unamortized debt issuance costs.

On May 14, 2020, in connection with the TPG Acquisition, the successor company entered into the Credit Agreement among LifeStance Holdings, Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the “May 2020 Credit Agreement”). The successor company did not assume any existing debt from the predecessor company. The May 2020 Credit Agreement resulted in the extinguishment of the March 2019 Credit Agreement recorded in the predecessor period, with the May 2020 Credit Agreement debt being treated as a new issuance of debt in the successor period. Unamortized debt issue costs of $2,689 were included in the calculation of extinguishment of debt. The Company borrowed $210,000 in term loans and $50,000 in delayed draw loans, payable in quarterly principal and interest payments, with a maturity date of May 14, 2026. The interest rate is a variable interest rate determined at LIBOR plus 3.25% to 3.75%. The May 2020 Credit Agreement provides for an alternative rate structure to LIBOR. The term loans and delayed draw loans are collateralized by the tangible assets and stock pledge of the Company.

On November 4, 2020, the Company amended the May 2020 Credit Agreement, adding an aggregate $115,000 in loan commitments by increasing the term loans by $75,000 and the delayed draw loans by $40,000. The underlying terms of the agreement remained the same.

In February 2021, the Company amended the May 2020 Credit Agreement, increasing the total delayed draw term loan commitment by $50,000. The other terms of the agreement remained the same.

In February 2021, the Company drew $1,500 from the aforementioned May 2020 Credit Agreement.

On April 30, 2021, the Company amended the May 2020 Credit Agreement, adding an aggregated $70,000 in loan commitments, increase the term loans by $20,000 and the delayed draw term loan commitment by $50,000. The terms of the agreement otherwise remained the same.

The May 2020 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at June 30, 2021 (Successor).

Interest expense, including prepayment charge, consists of the following:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Interest expense	$23,174	$31,806	$5,562	$1,340	$3,020

Future principal payments on long-term debt are as follows:

Amount
Remainder of 2021	$809
2022	1,619
2023	1,619
2024	1,619
2025	1,619
Thereafter	154,607
Total	$161,892

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

Revolving Loan

Under the May 2020 Credit Agreement, the Company has a revolving loan commitment from Capital One in the amount of $20,000. Any borrowing on the revolving loan is due in full on May 14, 2025. The revolving loan can be drawn upon at an interest rate equal to LIBOR plus 4.50% to 4.75%, depending on certain financial ratios. The unused revolving loan incurs a commitment fee of 0.5% per annum.

In February 2021, the Company drew $2,500 from the credit revolver.

There are no amounts outstanding on the revolving loan as of June 30, 2021 (Successor).

NOTE 10 TOTAL REVENUES

The Company’s total revenues are dependent on a series of contracts with third-party payors, which is typical for providers in the health care industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors, which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Successor
	Three months ended June 30, 2021		Six months ended June 30, 2021		April 13 to June 30, 2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$147,391	92%	$275,649	91%	$39,173	86%
Government	6,488	4%	12,211	4%	2,686	6%
Self-pay	5,518	3%	13,282	4%	2,287	5%
Total patient service revenue	159,397	99%	301,142	99%	44,146	97%
Nonpatient service revenue	1,152	1%	2,539	1%	1,307	3%
Total	$160,549	100%	$303,681	100%	$45,453	100%

	Predecessor
	April 1 to May 14, 2020		January 1 to May 14, 2020
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$35,044	91%	$98,146	88%
Government	1,431	4%	5,411	5%
Self-pay	1,276	3%	4,821	4%
Total patient service revenue	37,751	98%	108,378	97%
Nonpatient service revenue	804	2%	3,283	3%
Total	$38,555	100%	$111,661	100%

Among the commercial payors, five insurance companies comprise the following percentage of revenue. Three payors individually exceed 10% of the Company’s revenue for three months ended June 30, 2021 (Successor), the six months

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

ended June 30, 2021 (Successor), the period from April 13, 2020 to June 30, 2020 (Successor), the period from April 1, 2020 to May 14, 2020 (Predecessor), and the period from January 1, 2020 to May 14, 2020 (Predecessor).

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Top five commercial payors	62%	63%	65%	70%	67%
Top one payor	18%	19%	21%	24%	23%
Top two payor	16%	17%	21%	17%	19%
Top three payor	13%	13%	11%	12%	11%

NOTE 11 INCOME TAXES

The benefit for income taxes is as follows:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Benefit from income taxes	$3,788	$6,549	$1,370	$3,022	$2,319

The effective tax rates are as follows:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Effective tax rate	5.1%	7.7%	24.0%	9.9%	8.5%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to state taxes and permanent differences. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. No valuation allowance was recognized as of June 30, 2021 (Successor) or December 31, 2020 (Successor).

NOTE 12 REDEEMABLE CONVERTIBLE PREFERRED UNITS

On July 20, 2017, LifeStance Health, LLC executed an Amended and Restated Limited Liability Company Agreement which established the terms of the Series A-1 redeemable convertible preferred units (“Series A-1 Preferred Units”) and Series A redeemable convertible preferred units (“Series A Preferred Units”) (collectively, referred to as the “Preferred Units”), which were issued to various investors and employees of the Company.

In connection with the TPG Acquisition, the holders of LifeStance Health, LLC’s Preferred Units exchanged 100% of their units for equity interests in LifeStance Holdings and the historic Preferred Unit holders contributed all of their interest in LifeStance Holdings to LifeStance TopCo, in exchange for LifeStance TopCo’s Class A-1 Common Units and Class A-2 Common Units. The Preferred Units were adjusted through a reverse unit split. The Preferred Units are classified as mezzanine equity in the consolidated balance sheets and remeasured to their redemption value at each reporting date. The Series A Preferred Units’ redemption value is equal to its issuance price; as such, no remeasurement adjustment amount was recorded for the period ended May 14, 2020. The Series A-1 Preferred Units’ redemption value is equal to the greater of i) fair value at the redemption date, and ii) the sum of the issuance price plus any accumulated but unpaid dividends. Changes in the carrying amount of the Series A-1 Preferred Units will be charged against retained earnings (or additional paid-in capital in the absence of retained earnings until exhausted, at which point any remainder would increase accumulated deficit). The table below includes the number of authorized

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

units and issued units, as well as the issuance price, liquidation preference and initial carrying amount of the Preferred Units immediately prior to the TPG Acquisition, which occurred on May 14, 2020.

	Year of Issuance	Authorized Units	Issued Units	Issuance Price per Unit	Liquidation Preference	Initial Carrying Amount
Unit Series
Series A-1	2017	110,898	87,000	$1.00	$106,978	$87,000
	2018	110,898	22,838	1.00	26,568	22,838
			109,838		$133,546	$109,838
Series A	2017	23,600	11,741	$1.00	$14,504	$11,741
	2018	23,600	1,500	1.50	2,536	2,250
	2019	23,600	2,885	2.00	6,276	5,770
			16,126		$23,316	$19,761

As discussed above, pursuant to the TPG Acquisition (see Note 3), the historic holders of Series A and Series A-1 Preferred Units exchanged all the units for equity interests in LifeStance Holdings, and subsequently exchanged equity interests for the successor’s Class A-1 Units and Class A-2 Units. See Note 14 for more details on the exchange.

NOTE 13 STOCK AND UNIT-BASED COMPENSATION

Post-IPO Equity Awards

2021 Equity Incentive Plan

Effective June 9, 2021, the Company’s Board of Directors (the "Board") and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). All equity-based awards subsequent to June 9, 2021 will be granted under the 2021 Plan. The 2021 Equity Incentive Plan permits the grant of awards or restricted or unrestricted common stock, stock options, stock appreciation rights, restricted stock units, performance awards, and other stock-based awards to employees and directors of, and consultants and advisors to, the Company and its affiliates.

The maximum number of shares of the Company’s common stock that may be delivered in satisfaction of awards under the 2021 Equity Incentive Plan is 47,037 shares. The share pool will automatically increase on January 1 of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) five percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year.

Restricted Stock

The restricted stock was issued as part of the Organizational Transactions (see Note 1).

The following is a summary of restricted stock transactions as of and for the three and six months ended June 30, 2021 (Successor):

	Unvested Shares	Grant Date Fair Value
Outstanding, June 9, 2021 (Successor)	—	$—
Converted	30,766	11.98
Granted	—	—
Outstanding, June 30, 2021 (Successor)	30,766	$11.98

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

Restricted Stock Units

The restricted stock units (“RSUs”) were granted in connection with the IPO. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

The following is a summary of RSU transactions as of and for the three and six months ended June 30, 2021 (Successor):

	Unvested Shares	Grant Date Fair Value
Outstanding, June 9, 2021 (Successor)	—	$—
Converted	—	—
Granted	6,128	18.00
Outstanding, June 30, 2021 (Successor)	6,128	$18.00

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits the grant to eligible employees of the Company and its participating subsidiaries of options to purchase shares of the Company’s common stock.

The aggregate number of shares of the Company common stock available for purchase pursuant to the exercise of options under the ESPP is 6,817 shares, plus an automatic annual increase, as of January 1 of each year beginning in 2022 and continuing through and including 2031, equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year, up to a maximum of 42,500 shares of the Company’s common stock in the aggregate. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the grant date or the exercise date.

The ESPP will generally be implemented by a series of separate offerings referred to as “Option Periods”. Unless otherwise determined by the administrator, the Option Periods will be successive periods of approximately six months commencing on the first business day in January and July of each year, anticipated to be on or around January 1 and July 1, and ending approximately six months later on the last business day in June or December, as applicable, of each year, anticipated to be on or around June 30 and December 31. The last business day of each Option Period will be an “Exercise Date”. The administrator may change the Exercise Date, the commencement date, the ending date and the duration of each Option Period, in each case, to the extent permitted by Section 423 of the Internal Revenue Code; provided, however, that no option may be exercised after 27 months from its grant date.

As of June 30, 2021 (Successor), no shares of common stock have been purchased under the Company’s ESPP.

Pre-IPO Equity Awards

Class C Units and Class A Units (Predecessor)

For the period from April 1, 2020 to May 14, 2020 (Predecessor) and prior (Predecessor), the Board of Directors of LifeStance Health, LLC issued Class C Units and Class A Units options, which represented options to purchase membership units in LifeStance Health, LLC. All Class C Units and Class A Units options were fully vested and exercised as of May 14, 2020, and all holders were granted LifeStance TopCo Class A-1 Units upon the TPG Acquisition occurring. No options to purchase Class C Units or Class A Units were outstanding at May 14, 2020.

On the grant date, recipients of the Class C Units and Class A Units purchased for cash the units at their fair market value. The Company recorded total unit-based compensation expense of $0 and $0 for the period from April 1, 2020

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

to May 14, 2020 (Predecessor) and the period from January 1, 2020 to May 14, 2020 (Predecessor), respectively, related to both Class C Units and Class A Units.

Class B Profits Interests Units (Successor)

On May 14, 2020, the Board of Directors of LifeStance TopCo adopted a form of Partnership Interest Award Agreement (“Award Agreement”). From May 14, 2020 through June 9, 2021 (Successor), the Company granted awards in the form of Profits Interests Units to employees, officers and directors on terms set forth in the Award Agreement.

These Profits Interests represented profits interest ownership in the Company tied solely to the accretion, if any, in the value of the Company following the date of issuance of such Profits Interests. Profits Interests participated in any increase of the Company value related to their profits interests after the hurdle value had been achieved.

A maximum of 179,190 Class B Profits Interests Units were available to be granted under the Award Agreement. Awards were granted on a discretionary basis and were subject to the approval of the Board of Directors of LifeStance TopCo. The Company granted 152,865 Class B Profits Interests Units awards from May 14, 2020 through June 9, 2021 (Successor).

Holders of the Profits Interests Units received distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeded a threshold equivalent to the fair value of the Company, as determined by the Company’s Board, at the grant date. All awards included a repurchase option at the election of the Company for the vested portion upon termination of employment or service and any unvested awards would be forfeited.

Profits Interests Units are accounted for as equity using the fair value method, which requires the measurement and recognition of compensation expense for all profit interest-based payment awards made to the holders based upon the grant-date fair value. The Company has concluded that both the Service-Vesting Units and the Performance-Vesting Units are subject to a market condition and has assessed the market condition as part of its determination of the grant date fair value.

Accordingly, the Company determined the fair value of each award on the date of grant using a Monte Carlo simulation model with the following assumptions used for the grants issued for the three and six months ended June 30, 2021 (Successor) and the period from April 13, 2020 to June 30, 2020 (Successor):

	Successor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020
Risk-free rate	0.14%	0.14%	0.20%
Volatility	80.00%	80.00%	40.00%
Time to liquidity event (years)	2.00	2.00	3.00
Discount for lack of marketability (DLOM)	—	—	20.00%

The volatility assumption used in the Monte Carlo simulation model is based on the expected volatility of public companies in similar industries, adjusted to reflect the differences between the Company and other public companies in size, resources, time in industry, and breadth of service offerings.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

In connection with the IPO, the outstanding Profits Interests were contributed to LifeStance Health Group in exchange for common stock, including restricted stock. The following is a summary of Class B Profits Interests Units for the three and six months ended June 30, 2021 (Successor) and for period from April 13, 2020 to June 30, 2020 (Successor):

	Class B Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, March 31, 2021	152,865	$0.13
Granted	—	—
Forfeited	(245)	0.13
Converted	(152,620)	0.13
Outstanding, June 30, 2021 (Successor)	—	$—
Vested	17,920	0.13

	Class B Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2020	143,343	$0.13
Granted	9,522	0.16
Forfeited	(245)	0.13
Converted	(152,620)	0.13
Outstanding, June 30, 2021 (Successor)	—	$—
Vested	17,920	0.13

	Class B Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, April 13, 2020	—	$—
Granted	134,855	0.13
Vested	—	—
Outstanding, June 30, 2020 (Successor)	134,855	$0.13

There were no Class B Profits Interests Units outstanding as of June 30, 2021 (Successor).

Stock and Unit-Based Compensation Expense

The Company recognized unit-based compensation expense related to the Class B Profits Interests within general and administrative expenses in the unaudited consolidated statements of income/(loss) and comprehensive income/(loss) as follows:

	Successor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020
Unit-based compensation expense	$530	$1,135	$292

As part of the Organizational Transactions, the Class B Profits Interests Units that were subject to vesting over a period of continuous employment or service and were unvested upon the Organizational Transactions were converted to restricted stock that vests over a modified requisite service period of three years. The unvested Class B Profits Interests Units that were subject to vesting upon the sale of the Company were converted to restricted stock that were modified to add both a market and service condition and vest between six months and two years following the IPO.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

These awards, which were subject to vesting upon the sale of the Company, were deemed improbable until June 10, 2021 when the IPO occurred. As a result of this vesting condition being deemed probable on the date of the IPO, the equity holders of these awards received 30,766 shares of common stock issued as restricted stock that are subject to market and service-based vesting conditions.

The stock compensation expense recorded for these modifications to convert the Class B Profits Interests Units to restricted stock, acceleration of vesting terms, and the additional RSUs granted at the time of IPO was $28,985 for the three and six months ended June 30, 2021 (Successor). This amount was recognized within general and administrative expenses in the unaudited consolidated statements of income/(loss) and comprehensive income/(loss). As of June 30, 2021 (Successor), the Company had $450,908 in unrecognized compensation expense related to all non-vested awards (restricted stock and RSUs) that will be recognized over the weighted-average remaining service period of 2.9 years.

NOTE 14 STOCKHOLDERS’/MEMBERS’ EQUITY

Common Stock – Post-IPO

As discussed in Note 1, upon completion of the Company’s IPO in June 2021, the Company sold 32,800 shares of common stock at an offering price of $18.00 per share.

In connection with the IPO, the Company increased its authorized shares from 1 to 800,000 shares of common stock, par value $0.01 per share.

The Company’s common stock/units consisted of the following common units and common stock as of the periods ended June 30, 2021 (Successor) and December 31, 2020 (Successor):

	Redeemable Class A Units	Class A-1 Units	Class A-2 Units	Class B Units	Common Stock	Total
Balance as of April 13, 2020 (Successor)	—	—	—	—	—	—
Issued	35,000	959,563	49,946	—	—	1,044,509
Balance as of December 31, 2020	35,000	959,563	49,946	—	—	1,044,509
Issued	—	—	1,687	—	—	1,687
Vested Class B Profits Interests	—	—	—	17,920	—	17,920
Conversion of pre-IPO units to common stock	(35,000)	(959,563)	(51,633)	(17,920)	340,849	(723,267)
Initial Public Offering	—	—	—	—	32,800	32,800
Endowment to the LifeStance Health Foundation	—	—	—	—	500	500
Balance as of June 30, 2021 (Successor)	—	—	—	—	374,149	374,149

Common Units - Pre-IPO

Upon the closing of the TPG Acquisition, the Company initiated two share exchanges for all outstanding shares, including Class A and Class C Units, as well as Series A and Series A-1 Preferred Units. Subsequent to the share exchanges, holders of the units received cash consideration for a portion of their units, and the remaining units were exchanged for Class A-1 and Class A-2 units of LifeStance TopCo based on a predetermined exchange ratio. There were approximately 345,978 and 35,845 Class A-1 and Class A-2 units outstanding, respectively, as a result of the exchange of equity on May 14, 2020. No Class A Units or Class C Units were outstanding after the TPG Acquisition as a result of the conversion.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

The chief executive officer (“CEO”) had 35,000 redeemable Class A units outstanding prior to the completion of the IPO. The CEO had the right, upon termination for any reason other than proper cause, to put his redeemable Class A units back to the partnership at fair value (“Put Right”). The CEO (or permitted transferee) shall have this Put Right also upon death or disability. As this was both outside of the Company’s control and probable to eventually occur, the redeemable Class A units subject to this Put Right were classified as mezzanine equity and carried at fair value (i.e., redemption price). There was a change to the fair value during the period from April 1 to June 9, 2021 (Successor) and the period from January 1 to June 9, 2021 (Successor) of $0 and $36,750, respectively, resulting from a change in the probability assumption of an IPO. On June 9, 2021, the redeemable Class A units were converted into 10,234 shares of the Company’s common stock.

Class A-1 Common Units had equal voting rights. Class A-2 and Class B Common Units were nonvoting units.

See Note 13 for discussion regarding Class B Units outstanding pre-IPO.

Preferred Stock

In connection with the Company’s IPO, the Company authorized the issuance of 25,000 shares of its preferred stock, par value $0.01 per share. There are no shares of preferred stock outstanding as of June 30, 2021 (Successor).

NOTE 15 RELATED PARTY TRANSACTIONS

The Company leases 14 office facilities under operating leases with clinicians expiring through 2034. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total related-party rent expense included in center costs in the unaudited consolidated statements of income/(loss) and comprehensive income/(loss) amounted to:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Rent expense	$661	$1,197	$107	$148	$388

A summary of non-cancelable future minimum operating lease payments under these leases as of June 30, 2021 (Successor) is as follows:

Amount
Remainder of 2021	$1,376
2022	2,678
2023	2,384
2024	2,102
2025	2,011
Thereafter	682
Total	$11,233

In addition, management fees to TPG and certain executives of the Company were identified as related party transactions. As a result of the Company’s IPO, the Company incurred a termination fee of $1,213 under its management services agreement in the second quarter of 2021. Total related-party management fees amounted to:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Management fees	$1,356	$1,445	$16	$14	$14

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

NOTE 16 COMMITMENTS AND CONTINGENCIES

Contingent Consideration relating to Prior Acquisitions

For the three and six months ended June 30, 2021 (Successor), there were post-closing payments contingent upon the future performance of the Company’s recently acquired targets achieving certain agreed-upon performance metrics. Contingent consideration is recorded at fair value and was recognized in the purchase price allocation (see Note 4) of the acquired company.

The following table presents changes to the Company’s contingent consideration balance:

Amount
Balance as of January 1, 2021 (Successor)	$16,414
Additions related to acquisitions	2,739
Payments of contingent consideration	(5,587)
Loss on remeasurement	557
Ending balance as of June 30, 2021 (Successor)	$14,123

Amount
Balance as of April 13, 2020 (Successor)	$—
Additions related to TPG Acquisition	9,909
Additions related to acquisitions	3,191
Payments of contingent consideration	(2,200)
Loss on remeasurement	51
Ending balance as of June 30, 2020 (Successor)	$10,951

Amount
Balance as of January 1, 2020 (Predecessor)	$25,536
Additions related to acquisitions	3,788
Payments of contingent consideration	(19,093)
Gain on remeasurement	(322)
Ending balance as of May 14, 2020 (Predecessor)	$9,909

Leases with Third Parties

The Company leases its office facilities under operating leases expiring through 2029. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total third-party rent expense amounted to as follows in the unaudited consolidated statements of income/(loss) and comprehensive income/(loss):

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
Center costs	$7,173	$13,576	$2,295	$1,268	$4,082
General and administrative expenses	353	528	61	48	128
Total rent expense	$7,526	$14,104	$2,356	$1,316	$4,210

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

A summary of non-cancellable future minimum third-party operating lease payments under these leases as of June 30, 2021 (Successor) is as follows:

Amount
Remainder of 2021	$11,980
2022	23,650
2023	21,976
2024	18,064
2025	13,965
Thereafter	25,345
Total	$114,980

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $8,000 per claim limit and an annual aggregate limit of $12,000 per clinician. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of June 30, 2021 (Successor).

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, and government health care program participation requirements, reimbursement for patient services, and Medicare fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by health care providers. Violation of these laws and regulations could result in expulsion from government health care programs together with imposition of significant fines and penalties, as well as significant repayments for patient services billed.

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various health care companies have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in companies entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge the Company’s compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties would have upon the Company. In addition, the contracts the Company has with commercial payors also provide for retroactive audit and review of claims.

Management believes that the Company is in substantial compliance with fraud and abuse as well as other applicable government laws and regulations. While no regulatory inquiries have been made, compliance with such laws and regulations is subject to government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of telehealth services. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period. Management does not believe that the Company’s operations or results will be materially adversely affected by a return to the status quo from a regulatory perspective.

General Contingencies

The Company is exposed to various risks of loss related to torts; theft of, damage to and destruction of assets; errors and omissions, injuries to employees, and natural disasters. These risks are covered by commercial insurance purchased from independent third parties. There has been no significant reduction in insurance coverage from the previous year in any of the Company’s policies.

Litigation

The Company may be involved from time-to-time in legal actions relating to the ownership and operations of its business. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 17 NET LOSS PER SHARE

Prior to the IPO, as discussed in Note 1, the partnership interests of LifeStance TopCo included Redeemable Class A, Class A common and Class B units. The Class B Units were intended to be "profits interests" for U.S. federal income tax purposes. Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interest to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as restricted stock subject to vesting) of LifeStance Health Group, with no changes in relative equity holder rights, rank or value before or after this exchange. As a result, the LifeStance TopCo equity exchange of common units was considered equivalent to a stock split and requires retrospective treatment for net loss per share purposes. All share and per share information has been retroactively adjusted to reflect the equity exchange for all periods presented. Vested Class B Profits Interests Units outstanding prior to the equity exchange were considered compensatory arrangements that were settled with shares of common stock at the time of the exchange and have been included as outstanding shares subsequent to that date.

The following table presents the calculation of basic and diluted net income/(loss) per share (“EPS”) for the Company’s common shares (on an as-converted basis):

	Successor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020
Net loss available to common stockholders'/members'	$(70,033)	$(115,465)	$(4,342)
Weighted-average shares used to compute basic and diluted net loss per share	313,536	309,559	297,237
Net loss per share, basic and diluted	$(0.22)	$(0.37)	$(0.01)

The Company has issued potentially dilutive instruments in the form of restricted stock and the RSUs. The Company did not include any of these instruments in its calculation of diluted loss per share (on an as-converted basis) for the three and six months ended June 30, 2021 (Successor) and for the period from April 13, 2020 to June 30, 2020 (Successor) because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 13 for the issued, vested and unvested Class B Profits Interests Units, restricted stock and RSUs.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands)

NOTE 18 SUBSEQUENT EVENTS

Acquisitions

Subsequent to June 30, 2021, the Company completed acquisitions of several outpatient mental health practices. The allocation of purchase price, including any fair value of contingent consideration, to the assets acquired and liabilities assumed as of the acquisition dates have not been completed.

For acquisitions completed subsequent to June 30, 2021, total contractual consideration included cash consideration of $21,108, funded through credit facility financing, and contingent consideration with a maximum value of $3,400.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended ( the “Securities Act”), with the SEC, on June 11, 2021 (the “Final Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” in the Final Prospectus, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

LifeStance Health Group, Inc. (“LifeStance Health Group”) was formed as a Delaware corporation on January 28, 2021. LifeStance Health Group was formed for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of LifeStance TopCo, L.P. (“LifeStance TopCo”) and its consolidated subsidiaries and affiliated practices. LifeStance Health Group wholly-owns the equity interest of LifeStance TopCo and operates and controls all of the business and affairs and consolidates the financial results of LifeStance TopCo and its wholly owned subsidiaries and affiliated practices. Unless the context otherwise indicates or requires, the terms “we”, “our” and “the Company” as used herein refer to LifeStance Health Group and its consolidated subsidiaries and affiliated practices.

Our Business

We are reimagining mental health through a disruptive, tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing nearly 4,000 licensed mental health clinicians as of June 30, 2021. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

Our model is built to empower each of the healthcare ecosystem’s key stakeholders—patients, clinicians, payors and primary care and specialist physicians—by aligning around our shared goal of delivering better outcomes for patients and providing high-quality mental health care.

•
Patients - We are the front-door to comprehensive outpatient mental health care. Our clinicians offer patients comprehensive services to treat mental health conditions across the clinical spectrum. Our in-network payor relationships improve patient access by allowing patients to access care without significant out-of-pocket cost or delays in receiving treatment. Our personalized, data-driven comprehensive care meets patients where they are, through convenient virtual and in-person settings. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities. Our clinical approach also delivers validated outcomes—in a survey we conducted of over 20,000 patients between May 2020 and December 2020, we observed that after two visits to treat such conditions, 53% of patients report improvement with their symptoms of depression as measured by a change in Patient Health Questionnaire ("PHQ") 9 score, a clinical assessment of depression, 54% of patients report an improvement in their symptoms of anxiety as measured by a change in General Anxiety Disorder ("GAD") 7 score, a clinical assessment of anxiety, and 81% of our patients report a decrease in their suicidal ideation as measured by a change in both PHQ9 and GAD7 scores.
•
Clinicians - We empower clinicians to focus on patient care and relationships by providing what we believe is a superior workplace environment, as well as clinical and technology capabilities to deliver high-quality care. We offer a unique employment model for clinicians in a collaborative clinical environment, employing our clinicians through our subsidiaries and affiliated practices. Our integrated platform and national infrastructure reduce administrative burdens for clinicians while increasing engagement and satisfaction.
•
Payors - We partner with payors to deliver access to high-quality outpatient mental health care to their members at scale. Long-term analyses demonstrate that $1 spent on collaborative mental health care saves $6.50 in total medical costs, representing a compelling opportunity for us to drive improved health outcomes and significant cost savings. Through our validated patient outcomes and extensive scale, we offer payors a pathway to achieving these savings in the broader healthcare system.
•
Primary care and specialist physicians - We collaborate with primary care and specialist physicians to enhance patient care. Primary care is an important setting for the treatment of mental health conditions—primary care physicians are often the sole contact for over 50% of patients with a mental illness. We partner with primary care physicians and specialist physician groups across the country to provide a mental healthcare network for referrals and, in certain instances, through

•
co-location to improve the diagnosis and treatment of their patients. Our measurable patient outcomes also provide primary care and specialist physicians with a valuable, validated treatment path to improve the overall health of our mutual patients.

TPG Acquisition and Comparability of Results

On May 14, 2020, affiliates of TPG Global, LLC (collectively “TPG”) acquired a majority of the equity interests of LifeStance Health Holdings, Inc. in a series of transactions that we refer to in this Quarterly Report as the “TPG Acquisition.” Immediately prior to the TPG Acquisition, LifeStance Health, LLC completed a reorganization pursuant to which the equity holders of LifeStance Health, LLC, including affiliates of Summit Partners and affiliates of Silversmith Capital Partners, received a distribution of 100% of the equity interests of LifeStance Health Holdings, Inc., a direct, wholly-owned subsidiary of LifeStance Health, LLC, in complete redemption of their Class A common units, Class C common units, Preferred A units, and Preferred A-1 units of LifeStance Health, LLC. Pursuant to the TPG Acquisition, (i) the historic equity holders of LifeStance Health, LLC contributed a portion of their shares of LifeStance Health Holdings, Inc. to LifeStance TopCo in exchange for Class A-1 and A-2 common units of LifeStance TopCo and (ii) an indirect subsidiary of LifeStance TopCo merged with and into LifeStance Health Holdings, Inc., with shareholders of LifeStance Health Holdings, Inc. receiving cash consideration in connection with cancellation of the remainder of their shares.

For the period from January 1, 2020 to May 14, 2020 (Predecessor), we present the financial statements of LifeStance Health, LLC and its consolidated subsidiaries and affiliated practices. Affiliates of TPG formed LifeStance TopCo on April 13, 2020 for the purpose of facilitating the TPG Acquisition. For the period from April 13, 2020 (the date of formation of LifeStance TopCo) to June 30, 2020 and for the three and six months ended June 30, 2021, we present the financial statements of LifeStance TopCo and its consolidated subsidiaries and affiliated practices. For the period from April 13, 2020 through May 13, 2020, the operations of LifeStance TopCo were limited to those incident to its formation and the TPG Acquisition, which were not significant. Because it resulted in a change of control, the TPG Acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that our assets and liabilities be recognized on the consolidated balance sheets at their fair value as of the acquisition date. LifeStance Health, LLC was determined by the Company to be LifeStance TopCo’s predecessor. As a result of the TPG Acquisition, the key financial metrics and historical consolidated financial data below are presented on a Successor and Predecessor basis, resulting in the 2020 historical results being presented separately for the period from January 1, 2020 through May 14, 2020 (the “Predecessor 2020 Period”) and for the period from April 13, 2020 through June 30, 2020 (the “Successor 2020 Period”). Due to the change in the basis of accounting resulting from the TPG Acquisition, the consolidated financial statements for the Predecessor and Successor periods are not necessarily comparable.

Initial Public Offering

On June 14, 2021, the Company completed its IPO in which it issued and sold 32,800,000 shares of common stock and affiliates of TPG Global LLC (“TPG”), affiliates of Silversmith Capital Partners (“Silversmith”), affiliates of Summit Partners (“Summit”) (collectively, the “Selling Shareholders”) sold 7,200,000 shares of common stock, at an offering price of $18.00 per share. The Selling Shareholders granted the underwriters an option to purchase an additional 6,000,000 shares of common stock. The underwriters exercised in full their option to purchase additional shares, and the sale of the option shares was completed on June 25, 2021. The Company received net proceeds of $548.9 million after deducting underwriting discounts and commissions of $32.5 million and deferred offering costs of $9.0 million. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders, including the option shares.

Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interests to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as restricted stock subject to vesting) of LifeStance Health Group (the “Organizational Transactions”). Following the contribution of partnership interests, LifeStance TopCo became wholly owned by LifeStance Health Group. The number of shares of common stock that each such holder of partnership interests in LifeStance TopCo received was determined based on the value that such holder would have received under the distribution provisions of the limited partnership agreement of LifeStance TopCo, with shares of common stock valued by reference to the IPO price. All 1,046,195,481 of LifeStance TopCo’s outstanding redeemable and common Class A units and 178,944,790 Class B units (the “Class B Units”, “Profits Interests Units” or “Profits Interests”) were contributed in exchange for 310,082,697 shares of common stock of LifeStance Health Group plus 30,765,951 shares of common stock issued as restricted stock subject to vesting. As a result of this contribution and exchange, the Company reclassified $71.6 million of redeemable units and $1.0 billion of common units to additional paid in capital and $3.4 million to common stock on the Company’s consolidated balance sheets.

In connection with the voluntary prepayment of $294.0 million related to borrowings outstanding as of June 15, 2021, the Company recognized the extinguishment of debt charge within interest expense of $14.4 million during the second quarter of 2021 related to the prepayment charge and the write-off of unamortized debt issuance costs.

See further discussion related to the IPO as described in Note 1, Nature of Business to LifeStance Health Group, Inc.'s unaudited consolidated financial statements.

COVID-19 Impact

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities.

With the COVID-19 pandemic placing an unprecedented strain on daily life, existing trends in mental health care have worsened dramatically since the beginning of the pandemic—41% of adults reported at least one adverse mental health condition, including symptoms of mental illness or substance abuse related to the pandemic. Quarantining and lockdown measures have resulted in furloughs and layoffs, dramatically increasing stressors and leading to poorer overall mental and physical health.

In response to the COVID-19 pandemic, we took the following actions in 2020 and 2021 to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•
Implemented safety protocols including all Center of Disease Control directives in addition to state and local directives. This included distributing COVID-19 guidelines to all clinicians and employees as well as regular global communication from our Chief Medical Officer.
•
Provided support to clinicians and administrative employees in the event they were unable to work due to a quarantine.
•
Trained all of our clinicians to meet patients virtually.
•
Upgraded acquired center websites to allow patients to readily access digital services.
•
Proactively communicated with patients about the availability of clinicians and treatment and appointment reminders.

We believe the COVID-19 pandemic did not have a material impact on our results of operations, cash flows and financial position as of or for the three and six months ended June 30, 2021 (Successor), the period from April 13, 2020 to June 30, 2020 (Successor), the period from April 1, 2020 to May 14, 2020 (Predecessor) and the period from January 1, 2020 to May 14, 2020 (Predecessor). While the impact of the COVID-19 pandemic has increased stressors associated with mental health, we believe that a combination of factors contribute to our total patient visits and related revenue, including, among others, long-term trends in reduced stigmatization of mental health. Even before the pandemic, we saw the need to have a platform supported by leading technology to give us the ability to treat patients virtually or in-person. Our prior investment in our technology platform, most notably in our digital capabilities, became an essential component for continuing to deliver care to our patients during the pandemic. We observed an impact on appointments in mid-March 2020 as patients moved to shelter-at-home and increased cancellations. By the end of March 2020, appointments and visits had returned to normal levels. Our clinician recruitment opportunities have also increased as a result of the pandemic, driven by an increase in clinician supply from those seeking more stable employment models. With independent clinicians facing higher technology costs, shifting consumer behavior and challenges from the uncertain economic environment, our pipeline of acquisition targets grew and assisted in our 2020 footprint expansion.

Even prior to the COVID-19 pandemic, our payor contracts or payor policies typically provided for rate parity for our care services regardless of whether visits are conducted in-person or virtually. As a result, even if temporary rate parity provisions that were enacted in response to the COVID-19 pandemic are not permanently extended, we do not expect such actions to have a meaningful impact on our business.

We believe COVID-19 will represent a paradigm shift in the importance of and focus on mental health care. We have seen significant increase in patient demand as well as payor and employer adoption of mental health coverage options during the pandemic and it is now integrated into health care offerings more than ever before. We feel the spotlight the pandemic has put on the need for mental health care will have a positive impact on our industry and business for years to come.

Key Factors Affecting Our Results

Expanding Center Capacity and Visits Within Existing Centers

We have built a powerful organic growth engine that enables us to drive growth within our existing footprint.

Our Clinicians

As of June 30, 2021, we employed nearly 4,000 psychiatrists, APNs, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. As our existing centers mature, we grow capacity through investments in office expansion to increase our average clinicians per center and enhance overall utilization. Recruiting new clinicians and retaining existing clinicians in our existing centers enables us to see more patients per center by expanding our patient visit capacity. We believe our dedicated employment model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base—we estimate there are approximately 650,000 mental health clinicians in the United States, providing us with a meaningful runway to grow from our current base of nearly 4,000 clinicians employed through our subsidiaries and affiliated practices, as of June 30, 2021. To capitalize on this opportunity, we have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and fulfill capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access to our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers and acquire additional clinicians through our acquisition strategy. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2020, our clinicians treated more than 357,000 patients through 2.3 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental health care is a key driver of our patient growth. We believe we provide a superior and differentiated mental health care experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the clinical spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

We utilize multiple strategies to add new patients to our platform, including our primary care and specialist physician relationships, internal referrals from our clinicians, our payor relationships and our dedicated marketing efforts. We have established a large network of over 200 national, regional and local payors that enables their members to be referred to us as patients. Payors refer patients to our platform to drive improvement in health outcomes for their members, reduction in total medical costs and increased member satisfaction and retention. Within our markets, we partner with primary care practice groups, specialists, health systems and academic institutions to refer patients to our centers and clinicians. Our local marketing teams build and maintain relationships with our referring partner networks to create awareness of our platform and services, including the opening of new centers and the introduction of newly hired clinicians with appointment availability. We also use online marketing to develop our national brand to increase brand awareness and promote additional channels of patient recruitment.

Our Primary Care and Specialist Physician Referral Relationships

We have built a powerful patient referral network through partnerships with primary care physicians and specialist physician groups across the country. We deliver value to our provider partners by offering a more efficient referral base, delivering improved outcomes for our mutual patients, and enabling more integrated care and lower total health care costs. As we continue to scale nationally, we plan to partner with additional hospital systems, large primary care groups and other specialist groups to help streamline their mental health network needs and drive continued patient growth across our platform. Our vision over time is to further integrate our mental health care services with those of our medical provider partners. By co-locating and driving towards integration with primary care providers, we can enhance our clinician’s access to patients. We anticipate that we will continue to grow these relationships while evolving our offering toward a fully-integrated care model in which primary care and our mental health clinicians work together to develop and provide personalized treatment plans for shared patients. We believe these efforts will help to further align our model with that of other health care providers increasing our value to them and driving new opportunities to partner to grow our patient base.

Our Payors

We have over 200 payor relationships, including national contracts with multiple payors that allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, measurable outcomes, and stronger member and client value proposition through the offering of in-network mental health services. The strength of our payor relationships and our value proposition allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy, prior to the COVID-19 pandemic. To expand this network and grow access to covered patients, we continue to establish new payor relationships and national contracts while also seeking to drive regional rate improvement for our patients and clinicians. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

Expand our Center Base Within Existing and New Markets

We believe we have developed a highly replicable playbook that allows us to enter new markets and pursue growth through multiple vectors. We typically identify new markets based on the core characteristics of patient population demographics, substantial clinician recruiting opportunities, untreated patient communities and a diverse group of payors. To enter new markets, we seek to open de novo centers or acquire high-quality practices with a track record of clinical excellence and in-network payor relationships. Once we enter a new market, our powerful organic growth engine drives our growth through de novo openings, center expansions, clinician recruiting and tuck-in acquisitions. We anticipate focusing on continued expansion, both in our existing markets and in new geographies, where mental health care remains a large unmet need.

De Novo Builds

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing MSAs. From our inception in 2017 through June 30, 2021, we have successfully opened 183 de novo centers, including 63 de novo centers in 2021, 78 de novo centers in 2020 and 27 de novo centers in 2019. We believe there is a significant opportunity to use de novo center openings to unlock potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians in line with, or above, historical performance.

Our systematic de novo process is built to enable us to generate a return on investment. We estimate that, on average, our de novo centers break even within the first two to four months, pay back invested capital within 13 months, and realize an approximate two-times return on invested capital within 18 months, on a Center Margin basis.

Acquisitions

We have built a proprietary pipeline of acquisition targets, providing us with significant opportunities to scale through potential acquisitions. We believe the highly fragmented nature of the mental health market provides us with a meaningful opportunity to execute on our acquisition playbook. We seek to acquire select practices that meet our standards of high-quality clinical care and align with our mission. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us a partner of choice for smaller, independent practices. Our acquisition strategy is deployed both to enter new markets and in our existing markets. In new markets, acquisitions allow us to establish a presence with high-quality practices with a track record of clinical excellence and in-network payor relationships that can be integrated into our national platform. In existing markets, acquisitions allow us to grow our geographic reach and clinician base to expand patient access. For newly acquired centers, we typically fully integrate them into our operational and technology infrastructure within four to six months following an acquisition.

Center Margin

As we grow our platform, we seek to generate consistent returns on our investments. See “—Key Metrics and Non-GAAP Financial Measures—Center Margin” for our definition of Center Margin. We believe this metric best reflects the economics of our model as it includes all direct expenses associated with our patients’ care. We seek to grow our Center Margin through a combination of (i) growing revenue through clinician hiring and retention, patient growth and engagement, hybrid virtual and in-person care, existing office expansion, and in-network reimbursement levels, and (ii) leveraging on our fixed cost base at each center. For acquired centers, we also seek to realize operational, technology and reimbursement synergies to drive Center Margin growth.

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
(in thousands)
Total revenue	$160,549	$303,681	$45,453	$38,555	$111,661
(Loss) income from operations	(47,045)	(47,926)	104	3,060	8,695
Center Margin	51,208	95,206	14,178	11,412	32,884
Net loss	(70,033)	(78,715)	(4,342)	(27,598)	(24,945)
Adjusted EBITDA	14,535	27,119	6,010	4,448	12,665

Center Margin and Adjusted EBITDA are not measures of financial performance under GAAP and are not intended to be substitutes for any GAAP financial measures, including revenue, (loss) income from operations or net loss, and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

Center Margin

We define Center Margin, a non-GAAP measure, as (loss) income from operations excluding depreciation and amortization and general and administrative expenses. Therefore, Center Margin is computed by removing from (loss) income from operations the costs that do not directly relate to the delivery of care and only including center costs, exclusive of depreciation and amortization. We consider Center Margin to be an important measure to monitor our performance relative to the direct costs of delivering care. We believe Center Margin is useful to investors to measure whether we are sufficiently controlling the direct costs of delivering care.

Center Margin is not a financial measure of, nor does it imply, profitability. The relationship of (loss) income from operations to center costs, excluding depreciation and amortization is not necessarily indicative of future profitability from operations. Center Margin excludes certain expenses, such as general and administrative expenses, and depreciation and amortization, which are considered normal, recurring operating expenses and are essential to support the operation and development of our centers. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole, and Center Margin should be reviewed in conjunction with our GAAP financial results. Other companies that present Center Margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours. In addition, Center Margin has limitations as an analytical tool, including that it does not reflect depreciation and amortization or other overhead allocations.

The following table provides a reconciliation of (loss) income from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
(in thousands)
(Loss) income from operations	$(47,045)	$(47,926)	$104	$3,060	$8,695
Adjusted for:
Depreciation and amortization	12,774	25,002	5,432	1,160	3,335
General and administrative expenses (1)	85,479	118,130	8,642	7,192	20,854
Center Margin	$51,208	$95,206	$14,178	$11,412	$32,884

(1) Represents salaries, wages and employee benefits for our executive leadership, finance, human resources, marketing, billing and credentialing support and technology infrastructure.

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP performance measure, to supplement our results of operations presented in accordance with GAAP. We believe Adjusted EBITDA is useful in evaluating our operating performance, and may be helpful to securities analysts, institutional investors and other interested parties in understanding our operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, our Adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as net income or loss.

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax benefit, (loss) gain on remeasurement of contingent consideration, stock and unit-based compensation, management fees, loss on disposal of assets, transaction costs, offering related costs and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

However, Adjusted EBITDA has limitations as an analytical tool, including:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash used for capital expenditures for such replacements or for new capital expenditures;

•
Adjusted EBITDA does not include the dilution that results from equity-based compensation or any cash outflows included in equity-based compensation, including from our repurchases of shares of outstanding common stock; and
•
Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments.

A reconciliation of Adjusted EBITDA to net income (loss) is presented below for the periods indicated. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net income (loss).

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
(in thousands)
Net loss	$(70,033)	$(78,715)	$(4,342)	$(27,598)	$(24,945)
Adjusted for:
Interest expense	23,174	31,806	5,562	1,340	3,020
Depreciation and amortization	12,774	25,002	5,432	1,160	3,335
Income tax benefit	(3,788)	(6,549)	(1,370)	(3,022)	(2,319)
Loss (gain) on remeasurement of contingent consideration	250	557	51	32	(322)
Stock and unit-based compensation	29,515	30,120	292	—	—
Management fees (1)	1,356	1,445	16	14	14
Loss on disposal of assets	—	—	6	—	—
Transaction costs (2)	1,996	3,530	181	32,294	33,247
Offering related costs (3)	8,747	8,747	—	—	—
Endowment to the LifeStance Health Foundation	10,000	10,000	—	—	—
Other expenses (4)	544	1,176	182	228	635
Adjusted EBITDA	$14,535	$27,119	$6,010	$4,448	$12,665

(1)
Represents management fees paid to certain of our executive officers and affiliates of our Principal Stockholders pursuant to the management services agreement entered into in connection with the TPG Acquisition. The management services agreement terminated in connection with the IPO and we were required to pay a one-time fee of $1.2 million to such parties.
(2)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions and costs related to the TPG Acquisition. Of the transaction costs incurred in the period from January 1, 2020 to May 14, 2020 (Predecessor), $32.9 million relate to the TPG Acquisition.
(3)
Primarily includes non-recurring incremental professional services, such as accounting and legal, and directors' and officers' insurance incurred in connection with the IPO.
(4)
Primarily includes costs incurred to consummate or integrate acquired centers, certain of which are wholly-owned and certain of which are affiliated practices, in addition to the compensation paid to former owners of acquired centers and related expenses that are not reflective of the ongoing operating expenses of our centers. Acquired center integration, former owner fees, and other are components of general and administrative expenses included in our consolidated statement of income (loss). Impairment on loans is a component of center costs, excluding depreciation and amortization included in our consolidated statement of income (loss). These costs are summarized for each period in the table below:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
(in thousands)
Acquired center integration (1)	$414	$915	$128	$163	$413
Former owner fees (2)	72	156	51	60	217
Impairment of loans (3)	—	—	—	—	—
Other (4)	58	105	3	5	5
Total	$544	$1,176	$182	$228	$635

(1)
Represents costs incurred pre- and post-center acquisition to integrate operations, including expenses related to conversion of compensation model, legacy system costs and data migration, consulting and legal services, and overtime and temporary labor costs.
(2)
Represents short-term agreements, generally with terms of three to six months, with former owners of acquired centers, to provide transition and integration services.
(3)
Represents write-off of advances provided to clinicians of acquired entities.
(4)
Primarily includes severance expense unrelated to integration services.

Results of Operations

The following table sets forth a summary of our financial results for the periods indicated:

	Successor			Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	April 13 to June 30, 2020	April 1 to May 14, 2020	January 1 to May 14, 2020
(in thousands)
TOTAL REVENUE	$160,549	$303,681	$45,453	$38,555	$111,661
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	109,341	208,475	31,275	27,143	78,777
General and administrative expenses	85,479	118,130	8,642	7,192	20,854
Depreciation and amortization	12,774	25,002	5,432	1,160	3,335
Total operating expenses	$207,594	$351,607	$45,349	$35,495	$102,966
(LOSS) INCOME FROM OPERATIONS	$(47,045)	$(47,926)	$104	$3,060	$8,695
OTHER INCOME (EXPENSE)
(Loss) gain on remeasurement of contingent consideration	(250)	(557)	(51)	(32)	322
Transaction costs	(1,996)	(3,530)	(181)	(32,294)	(33,247)
Interest expense	(23,174)	(31,806)	(5,562)	(1,340)	(3,020)
Other expense	(1,356)	(1,445)	(22)	(14)	(14)
Total other expense	$(26,776)	$(37,338)	$(5,816)	$(33,680)	$(35,959)
LOSS BEFORE INCOME TAXES	(73,821)	(85,264)	(5,712)	(30,620)	(27,264)
INCOME TAX BENEFIT	3,788	6,549	1,370	3,022	2,319
NET LOSS AND COMPREHENSIVE LOSS	$(70,033)	$(78,715)	$(4,342)	$(27,598)	$(24,945)

Total Revenue

Total revenue was $160.5 million for the three months ended June 30, 2021 (Successor), $45.5 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $38.6 million for the period from April 1, 2020 to May 14, 2020 (Predecessor). Total revenue was composed of $159.4 million of patient service revenue and $1.1 million of nonpatient revenue.

Total revenue was $303.7 million for the six months ended June 30, 2021 (Successor), $45.5 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $111.7 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). Total revenue was composed of $301.2 million of patient service revenue and $2.5 million of nonpatient revenue.

Operating Expenses

Center costs, excluding depreciation and amortization

For the three months ended June 30, 2021 (Successor), center costs, excluding depreciation and amortization was $109.3 million, primarily consisting of $95.9 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $13.4 million. For the period from April 13, 2020 to June 30, 2020 (Successor), center costs, excluding depreciation and amortization was $31.3 million, primarily consisting of $27.8 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $3.5 million. For the period from April 1, 2020 to May 14, 2020 (Predecessor), center costs, excluding depreciation and amortization was $27.1 million, primarily consisting of $24.4 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $2.7 million.

For the six months ended June 30, 2021 (Successor), center costs, excluding depreciation and amortization was $208.5 million, primarily consisting of $183.4 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $25.1 million. For the period from April 13, 2020 to June 30, 2020 (Successor), center costs, excluding depreciation and amortization was $31.3 million, primarily consisting of $27.8 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $3.5 million. For the period from January 1, 2020 to May 14, 2020 (Predecessor), center costs, excluding depreciation and amortization was $78.8 million, primarily consisting of $70.3 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $8.5 million.

General and administrative

For the three months ended June 30, 2021 (Successor), general and administrative expenses were $85.5 million, consisting primarily of $53.2 million in salaries, wages and employee benefits, which includes $29.5 million related to stock-based compensation expense primarily relating to the modifications to convert the Class B Profits Interests Units to restricted stock, acceleration of vesting terms, and the additional RSUs granted at the time of IPO of $29.0 million, as well as $4.2 million in occupancy costs and $28.1 million in other operating expenses, including professional services, directors' and officers' insurance and the endowment to the LifeStance Health Foundation. For the period from April 13, 2020 to June 30, 2020 (Successor), general and administrative expenses were $8.6 million, consisting primarily of $5.9 million in salaries, wages and employee benefits as well as $1.1 million in occupancy costs and $1.6 million in other operating expenses, including professional services and corporate insurance. For the period from April 1, 2020 to May 14, 2020 (Predecessor), general and administrative expenses were $7.2 million, consisting primarily of $4.9 million in salaries, wages and employee benefits as well as $0.9 million in occupancy costs and $1.4 million in other operating expenses, including professional services and corporate insurance.

For the six months ended June 30, 2021 (Successor), general and administrative expenses were $118.1 million, consisting primarily of $73.8 million in salaries, wages and employee benefits, which includes $30.1 million of stock-based compensation expense primarily relating to the modifications to convert the Class B Profits Interests Units to restricted stock, acceleration of vesting terms, and the additional RSUs granted at the time of IPO of $29.0 million, as well as $7.7 million in occupancy costs and $36.6 million in other operating expenses, including professional services, directors' and officers' insurance and the endowment to the LifeStance Health Foundation. For the period from April 13, 2020 to June 30, 2020 (Successor), general and administrative expenses were $8.6 million, consisting primarily of $5.9 million in salaries, wages and employee benefits as well as $1.1 million in occupancy costs and $1.6 million in other operating expenses, including professional services and corporate insurance. For the period from January 1, 2020 to May 14, 2020 (Predecessor), general and administrative expenses were $20.9 million, consisting primarily of $14.6 million in salaries, wages and employee benefits as well as $2.5 million in occupancy costs and $3.8 million in other operating expenses, including professional services and corporate insurance.

Depreciation and amortization

Depreciation and amortization was $12.8 million for the three months ended June 30, 2021 (Successor), $5.4 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $1.2 million for the period from April 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to the increased corporate transactions during the periods.

Depreciation and amortization was $25.0 million for the six months ended June 30, 2021 (Successor), $5.4 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $3.3 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to the increased corporate transactions during the periods.

Other Income (Expense)

(Loss) gain on remeasurement of contingent consideration

(Loss) gain on remeasurement of contingent consideration was $0.3 million loss for the three months ended June 30, 2021 (Successor), $0.1 million loss for the period from April 13, 2020 to June 30, 2020 (Successor) and $32 thousand loss for the period from April 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

(Loss) gain on remeasurement of contingent consideration was $0.6 million loss for the six months ended June 30, 2021 (Successor), $0.1 million loss for the period from April 13, 2020 to June 30, 2020 (Successor) and $0.3 million gain for the period from January 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Transaction costs

Transaction costs was $2.0 million for the three months ended June 30, 2021 (Successor), $0.2 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $32.3 million for the period from April 1, 2020 to May 14, 2020 (Predecessor). Transaction

costs decreased primarily due to the TPG Acquisition that incurred in May 2020 partially offset by new transactions during the periods.

Transaction costs was $3.5 million for the six months ended June 30, 2021 (Successor), $0.2 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $33.2 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). Transaction costs decreased primarily due to the TPG Acquisition that incurred in May 2020 partially offset by new transactions during the periods.

Interest Expense

Interest expense was $23.2 million for the three months ended June 30, 2021 (Successor), $5.6 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $1.3 million for the period from April 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to our voluntary prepayment of borrowings outstanding with IPO proceeds, in connection with which we incurred an extinguishment of debt charge within interest expense of $14.4 million during the second quarter of 2021 related to the prepayment charge, and the write-off of unamortized debt issuance costs.

Interest expense was $31.8 million for the six months ended June 30, 2021 (Successor), $5.6 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $3.0 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to our voluntary prepayment of borrowings outstanding with IPO proceeds, in connection with which we incurred an extinguishment of debt charge within interest expense of $14.4 million during the second quarter of 2021 related to the prepayment charge, and the write-off of unamortized debt issuance costs.

Other Income (Expense)

Other income (expense) was $1.4 million for the three months ended June 30, 2021 (Successor), $22 thousand for the period from April 13, 2020 to June 30, 2020 (Successor) and $14 thousand for the period from April 1, 2020 to May 14, 2020 (Predecessor). The increase was primarily due to the management termination fee incurred of $1.2 million during the second quarter of 2021 as a result of our IPO.

Other income (expense) was $1.4 million for the six months ended June 30, 2021 (Successor), $22 thousand for the period from April 13, 2020 to June 30, 2020 (Successor) and $14 thousand for the period from January 1, 2020 to May 14, 2020 (Predecessor). The increase was primarily due to the management termination fee incurred of $1.2 million during the second quarter of 2021 as a result of our IPO.

Income Tax Benefit

Income tax benefit was $3.8 million for the three months ended June 30, 2021 (Successor), $1.4 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $3.0 million for the period from April 1, 2020 to May 14, 2020 (Predecessor). The increase was primarily due to lower taxable income for the three months ended June 30, 2021.

Income tax benefit was $6.5 million for the six months ended June 30, 2021 (Successor), $1.4 million for the period from April 13, 2020 to June 30, 2020 (Successor) and $2.3 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). The increase was primarily due to lower taxable income for the six months ended June 30, 2021.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under the credit agreement, dated August 28, 2018, with Capital One, National Association (the “Prior Credit Agreement”) and the May 2020 Credit Agreement executed simultaneously with the TPG Acquisition on May 14, 2020. We had cash and cash equivalents of $276.2 million as of June 30, 2021.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2020 and June 30, 2021, there was an aggregate principal amount of $373.8 million and $161.9 million outstanding under the May 2020 Credit Agreement, respectively. As of June 30, 2021, our non-cancellable future minimum operating third-party lease payments totaled $115.0 million, and our non-cancellable future minimum operating related-party lease payments totaled $11.2 million.

Debt

Prior Credit Agreement

On August 28, 2018, we entered into the Prior Credit Agreement, which provided for term loans of $15.0 million and revolving credit commitments of $20.0 million. On March 15, 2019, we executed the First Amendment to the Prior Credit Agreement, which added delayed draw term loan commitments of $40.0 million, and increased the outstanding term loans and revolving credit commitments to $65.0 million and $25.0 million, respectively. On March 13, 2020, we executed the Second Amendment to the Credit Agreement to further secure $50.0 million of delayed draw term loan commitments. On May 14, 2020, in connection with the TPG Acquisition, the Prior Credit Agreement, including the delayed draw term loan commitments, was repaid.

Borrowings under the Prior Credit Agreement were subject to an interest rate of a base rate plus 3% or LIBOR plus 4.00%, or 4.25% if the leverage ratio as determined under the Prior Credit Agreement (“Prior Credit Agreement Total Net Leverage Ratio”) exceeded 3.50:1.00. We were required to make interest only payments through June 30, 2019 and were required to make equal installments of 0.25% of the aggregate principal of the Term Loans (as defined in the Prior Credit Agreement) on the last business day of each March, June, September, and December thereafter. Under the terms of the Prior Credit Agreement, we were subject to a requirement to maintain a Prior Credit Agreement Total Net Leverage Ratio of less than 5.00:1.00 through 2020, stepping down to 4.00:1.00 by the end of 2021. We were in compliance with the financial covenants since the inception of the Prior Credit Agreement through payoff. The borrowings under the Prior Credit Agreement were collateralized by substantially all of our equity interests in subsidiaries and debt securities.

May 2020 Credit Agreement

On May 14, 2020 and in connection with the TPG Acquisition, LifeStance Health Holdings, Inc., one of our subsidiaries, entered into the May 2020 Credit Agreement. The May 2020 Credit Agreement provides for senior secured credit facilities (the “Credit Facilities”) in the form of (i) $37.5 million original and delayed draw principal amount of Closing Date Term B-1 Loans and $222.5 million original and delayed draw principal amount of Closing Date Term B-2 Loans (“Closing Date Term Loans”), and (ii) $20.0 million of Revolving Commitments. On November 4, 2020, we entered into the First Amendment to the May 2020 Credit Agreement which, among other things, provided for incremental Credit Facilities in the form of $16.6 million original principal amount of First Amendment Term B-1 Loans and $98.4 million original principal amount of First Amendment Term B-2 Loans (“First Amendment Term Loans”). On February 1, 2021, we entered into the Second Amendment to the Credit Agreement (“Second Amendment”). The Second Amendment provides for incremental delayed draw term loans in the aggregate principal amount of $50.0 million. The Second Amendment delayed draw term loans are subject to the same terms and conditions set forth in the May 2020 Credit Agreement. On April 30, 2021, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment provides for incremental delayed draw term loans in the aggregate principal amount of $70.0 million. The Third Amendment delayed draw term loans are subject to the substantially same terms and conditions as those set forth in the May 2020 Credit Agreement. In connection with the voluntary prepayment of $294.0 million related to borrowings outstanding as of June 15, 2021, the Company recognized the extinguishment of debt charge within interest expense of $14.4 million during the second quarter of 2021 related to the prepayment charge and the write-off of unamortized debt issuance costs.

The Closing Date Term Loans and First Amendment Term Loans are scheduled to mature on May 14, 2026, and the Revolving Commitments are scheduled to mature on May 14, 2025. The loans under the Credit Facilities bear interest at a rate per annum equal to adjusted LIBOR plus an applicable margin (i) in the case of Closing Date Term B-1 Loans, ranging from 3.25% to 3.75% per annum (depending on our first lien net leverage), (ii) in the case of Closing Date Term B-2 Loans, ranging from 8.22% to 8.72% per annum (depending on our first lien net leverage), (iii) in the case of loans under the Revolving Commitments, ranging from 4.50% to 4.75% per annum (depending on our first lien net leverage), (iv) in the case of the First Amendment Term B-1 Loans, of 3.00% per annum and (v) in the case of the First Amendment Term B-2 Loans, of 7.09% per annum. In addition, we are required to pay a quarterly undrawn commitment fee of 2.0% per annum on the undrawn delayed draw term loan commitments under the Closing Date Term B-1 Loans and Closing Date Term B-2 Loans (increasing to 3.0% per annum following May 14, 2021), and we are required to pay a quarterly undrawn commitment fee of 1.0% per annum on the undrawn delayed draw term loan commitments under the First Amendment Term B-1 Loans and First Amendment Term B-2 Loans (increasing to 2.0% per annum following the first anniversary of the First Amendment Date).

Our obligations under the Credit Facilities are guaranteed by Lynnwood Intermediate Holdings, Inc. and certain of our direct and indirect subsidiaries. We are subject to certain affirmative and negative covenants until maturity, including limitations on our ability to incur additional debt or make capital expenditures and to pay dividends. The Credit Facilities also contain a maximum Total

Net Leverage Ratio (as defined in the May 2020 Credit Agreement) financial maintenance covenant that requires our consolidated Total Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.00:1.00, which maximum level steps down to 7.25:1.00 beginning with the fiscal quarter ending June 30, 2022 and to 7.00:1.00 beginning with the fiscal quarter ending June 30, 2023. Total Net Leverage Ratio means the ratio of (a) Consolidated Total Debt (as defined in the May 2020 Credit Agreement) outstanding as of the last day of the test period, minus the Unrestricted Cash Amount (as defined in the May 2020 Credit Agreement) on such last day, to (b) Consolidated EBITDA (as defined in the May 2020 Credit Agreement) for such Test Period, in each case on a pro forma basis (“Credit Agreement Consolidated EBITDA”). These restrictive covenants utilize Credit Agreement Consolidated EBITDA, which reflects further adjustments beyond those included in Adjusted EBITDA.

Credit Agreement Consolidated EBITDA includes a cap for de novo start up costs of $1.5 million for each such new de novo facility, not to exceed 10% of Credit Agreement Consolidated EBITDA, in the aggregate, and allows for the adjustment of retention, relocation, recruiting or completion bonuses or recruiting costs, severance costs, transition costs, curtailments or modifications to pension and post-employment employee benefit plans costs in connection with the establishment or acquisition of a new practice, as well as certain pro forma acquisition run rate adjustments. As of June 30, 2021 and December 31, 2020, we were in compliance with all financial covenants under the Credit Facilities.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Successor		Predecessor
	Six months ended June 30, 2021	April 13 to June 30, 2020	January 1 to May 14, 2020
(in thousands)
Net cash (used in) provided by operating activities	$(7,006)	$(37,317)	$13,436
Net cash used in investing activities	(70,929)	(671,213)	(25,078)
Net cash provided by financing activities	335,293	722,334	35,385
Net increase in cash	$257,358	$13,804	$23,743
Cash and cash equivalents, beginning of period	18,829	—	3,481
Cash and cash equivalents, end of period	$276,187	$13,804	$27,224

Cash Flows (Used in) Provided by Operating Activities

During the six months ended June 30, 2021 (Successor), operating activities used $7.0 million of cash, primarily impacted by our $78.7 million net loss and $71.4 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $0.3 million. During the period from April 13, 2020 to June 30, 2020 (Successor), operating activities used $37.3 million of cash, primarily due to non-cash charges of $11.8 million, changes in our operating assets and liabilities of $44.8 million and our net loss of $4.3 million. During the period from January 1, 2020 to May 14, 2020 (Predecessor), operating activities provided $13.4 million of cash, primarily impacted by our $24.9 million net loss and net cash from the TPG Acquisition.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2021 (Successor), investing activities used $70.9 million of cash, primarily resulting from our business acquisitions totaling $39.1 million and purchases of property and equipment of $31.8 million. During the period from April 13, 2020 to June 30, 2020 (Successor), investing activities used $671.2 million of cash, primarily resulting from $643.7 million from the TPG Acquisition, purchases of property and equipment of $5.1 million and business acquisitions of $22.4 million. During the Predecessor 2020 Period, investing activities used $25.1 million of cash, primarily resulting from $12.8 million of property and equipment purchases and business acquisitions of $12.3 million.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2021 (Successor), financing activities provided $335.3 million of cash, resulting primarily from our IPO of net proceeds of $554.2 million, which is offset by unpaid deferred offering costs of $5.3 million, borrowings of $98.8 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $310.7 million, payments of debt issue costs of $2.4 million and payments of contingent consideration of $5.6 million. During the period from April 13, 2020 to June 30, 2020 (Successor), financing activities provided $722.3 million of cash, resulting primarily from $633.6 million of contributions from members related to the TPG Acquisition, borrowings of $235.9 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $138.5 million, payments of debt issue costs of $6.4 million and payments of contingent consideration of $2.2 million. During the Predecessor 2020 Period, financing activities provided $35.4 million of cash, primarily resulting from additional borrowings under the Prior Credit Agreement of $74.4 million, partially offset by payments of loan obligations of $18.2 million, payments of debt issue costs of $0.7 million and payments of contingent consideration of $19.1 million.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in the Final Prospectus. There have been no significant changes in our critical accounting estimate policies or methodologies to our consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to our unaudited consolidated financial statements.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of $1.07 billion or more, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

The loans under the May 2020 Credit Agreement bear interest at a rate per annum equal to (but not less than 0%) LIBOR plus a range of 4.00% to 4.25% (depending on our first lien net leverage). The loans under the Credit Facilities bear interest at a rate per annum equal to (a) adjusted LIBOR (which adjusted LIBOR, (x) solely with respect to the Closing Date Term B-1 Loan, Closing Date Term B-2 Loans, and loans under the Revolving Commitments, is subject to a minimum of 1.25% per annum and (y) solely with respect to the First Amendment Term B-1 Loan and First Amendment Term B-2 Loans, is subject to a minimum of 0.75% per annum), plus an applicable margin (i) in the case of Closing Date Term B-1 Loans, ranging from 3.25% to 3.75% per annum (depending on our first lien net leverage), (ii) in the case of Closing Date Term B-2 Loans, ranging from 8.22% to 8.72% per annum (depending on our first lien net leverage), (iii) in the case of loans under the Revolving Commitments, ranging from 4.50% to 4.75% per annum (depending on our first lien net leverage), (iv) in the case of the First Amendment Term B-1 Loans, of 3.00% per annum and (v) in the case of the First Amendment Term B-2 Loans, of 7.09% per annum or (b) an alternate base rate (which will be the highest of (w) the prime rate, (x) 0.5% above the federal funds effective date and (y) one-month adjusted LIBOR (subject to the floors set forth above) plus 1.00% per annum), plus an applicable margin (i) in the case of Closing Date Term B-1 Loans, ranging from 2.25% to 2.75% per annum (depending on our first lien net leverage), (ii) in the case of Closing Date Term B-2 Loans, ranging from 7.22% to 7.72% per annum (depending on our first lien net leverage), (iii) in the case of loans under the Revolving Commitments, ranging from 3.50% to 3.75% per annum (depending on our first lien net leverage), (iv) in the case of the First Amendment Term B-1 Loans, of 2.00% per annum and (v) in the case of the First Amendment Term B-2 Loans, of 7.09% per annum.

As of June 30, 2021, we had an aggregate principal amount of $161.9 million under our credit facilities. As of June 30, 2021, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.6 million.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Final Prospectus, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

We did not design and maintain an effective control environment commensurate with our financial reporting requirements due to an insufficient complement of resources in the accounting/finance and IT functions, with an appropriate level of knowledge, experience and training. This material weakness contributed to the following additional material weaknesses:

•
We did not maintain formal accounting policies and procedures, and did not design and maintain controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries.

These material weaknesses resulted in material misstatements related to the identification and valuation of intangible assets acquired in business combinations that impacted the classification of intangible assets and goodwill, related impacts to amortization and income tax expense, and the restatement of our previously issued annual consolidated financial statements as of and for the years ended December 31, 2019 and 2018 with respect to such intangibles assets acquired in business combinations. Additionally, these material weaknesses could result in a misstatement of substantially all of the financial statement accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

•
We did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in a material misstatement to our consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include: hiring additional personnel, such as finance and accounting, compliance, IT, human resources and other professionals with appropriate levels of knowledge and experience, and establishing an internal audit function; implementing additional procedures and controls consistent with the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to address the risk of material misstatement; and enhancing IT governance processes.

We intend to evaluate current and projected resource needs on a regular basis and hire additional qualified resources as needed. Our ability to maintain qualified and adequate resources to support the Company and our projected growth will be a critical component of our internal control environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in the Final Prospectus. There have been no material changes to our risk factors as previously disclosed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 9, 2021, in connection with the organizational transactions and our initial public offering, we issued 340,848,648 shares of common stock to the limited partners of LifeStance TopCo in exchange for all outstanding partnership interests of LifeStance TopCo. On June 9, 2021, we issued 500,000 shares of common stock from treasury to the LifeStance Health Foundation for no consideration. The issuances of shares of common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On June 14, 2021, we completed the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-256202), which was declared effective on June 9, 2021.

Under the Registration Statement, we and the selling stockholders sold 46,000,000 shares of our common stock in the aggregate at a price of $18.00 per share. This included 6,000,000 shares issued and sold by the selling stockholders pursuant to the option granted to the underwriters. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Jefferies LLC acted as representatives of the underwriters for the offering. We received net proceeds of approximately $558.0 million. There has been no material change in the use of proceeds as described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Description of Exhibit Incorporated Herein by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of LifeStance Health Group, Inc.	8-K	001-40478	3.1	6/15/2021
3.2	Amended and Restated Bylaws of LifeStance Health Group, Inc.	8-K	001-40478	3.2	6/15/2021
10.1	Registration Rights Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	001-40478	10.1	6/15/2021
10.2	Stockholders Agreement, dated as of June 8, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	001-40478	10.2	6/15/2021
10.3	Stock Transfer Restriction Agreement, dated as of June 9, 2021, by and among the Company and each of the other person from time to time party thereto.	8-K	001-40478	10.3	6/15/2021
10.4+	LifeStance Health Group, Inc. 2021 Equity Incentive Plan.	8-K	001-40478	10.4	6/15/2021
10.5+	LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-40478	10.5	6/15/2021
10.6+	LifeStance Health Group, Inc. 2021 Cash Incentive Plan.	8-K	001-40478	10.6	6/15/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeStance Health Group, Inc.

Date: August 12, 2021	By:	/s/ J. Michael Bruff
J. Michael Bruff
Chief Financial Officer (principal financial and accounting officer)