Form 10-Q
period 2021-09-30
LifeStance Health Group, Inc.
filed 2021-11-10
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Registrant’s telephone number, including area code: (602) 767-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LFST	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, the registrant had 374,148,648 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	3
	Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)	4
	Consolidated Statement of Changes in Stockholders' Equity, Consolidated Statements of Changes in Redeemable Units and Stockholders'/Members' Equity and Consolidated Statements of Changes in Redeemable Convertible Preferred Units and Members' Deficit	5
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	46
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
Signatures		50

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Securities Act"), with the Securities and Exchange Commission (the "SEC"), on June 11, 2021 (the "Final Prospectus"), including, among other things:

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
•
our ability to recruit new clinicians and retain existing clinicians;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended September 30, 2021

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2021 (Successor) AND December 31, 2020 (Successor)

(unaudited)

(In thousands, except for par value)

	Successor
	September 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$212,123	$18,829
Patient accounts receivable	70,059	43,706
Prepaid expenses and other current assets	46,144	13,745
Total current assets	328,326	76,280
NONCURRENT ASSETS
Property and equipment, net	115,049	59,349
Intangible assets, net	307,982	332,796
Goodwill	1,160,011	1,098,659
Deposits	3,388	2,647
Total noncurrent assets	1,586,430	1,493,451
Total assets	$1,914,756	$1,569,731
LIABILITIES, REDEEMABLE UNITS AND STOCKHOLDERS'/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,074	$7,688
Accrued payroll expenses	57,603	38,024
Other accrued expenses	28,331	14,685
Current portion of contingent consideration	14,012	10,563
Other current liabilities	2,185	4,961
Total current liabilities	105,205	75,921
NONCURRENT LIABILITIES
Long-term debt, net	157,447	362,534
Other noncurrent liabilities	22,892	11,363
Contingent consideration, net of current portion	3,117	5,851
Deferred tax liability, net	81,226	81,226
Total noncurrent liabilities	264,682	460,974
Total liabilities	$369,887	$536,895
COMMITMENT AND CONTINGENCIES (see Note 16)
REDEEMABLE UNITS
Redeemable Class A units – 0 and 35,000 units authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	35,000
STOCKHOLDERS’/MEMBERS’ EQUITY
Common units A-1 – 0 and 959,563 units authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	959,563
Common units A-2 – 0 and 49,946 units authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	49,946
Common units B – 0 and 179,000 units authorized as of September 30, 2021 and December 31, 2020, respectively; 0 units issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Preferred stock – par value $0.01 per share; 25,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock – par value $0.01 per share; 800,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 374,149 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,742	—
Additional paid-in capital	1,790,169	1,452
Accumulated deficit	(249,042)	(13,125)
Total stockholders'/members’ equity	1,544,869	997,836
Total liabilities, redeemable units and stockholders’/members’ equity	$1,914,756	$1,569,731

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS) FOR THE three and nine months ended September 30, 2021 (Successor), FOR THE three months ended September 30, 2020 (Successor), FOR THE period from April 13, 2020 to September 30, 2020 (Successor) AND FOR THE period from January 1, 2020 to May 14, 2020 (Predecessor)

(unaudited)

(In thousands, except for Net Loss per Share)

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
TOTAL REVENUE	$173,835	$101,982	$477,516	$147,435	$111,661
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	121,783	68,847	330,258	100,122	78,777
General and administrative expenses	162,943	19,534	281,073	28,176	20,854
Depreciation and amortization	13,777	10,910	38,779	16,342	3,335
Total operating expenses	$298,503	$99,291	$650,110	$144,640	$102,966
(LOSS) INCOME FROM OPERATIONS	$(124,668)	$2,691	$(172,594)	$2,795	$8,695
OTHER INCOME (EXPENSE)
(Loss) gain on remeasurement of contingent consideration	(906)	89	(1,463)	38	322
Transaction costs	(126)	(683)	(3,656)	(864)	(33,247)
Interest expense	(3,503)	(6,421)	(35,309)	(11,983)	(3,020)
Other expense	—	(44)	(1,445)	(66)	(14)
Total other expense	$(4,535)	$(7,059)	$(41,873)	$(12,875)	$(35,959)
LOSS BEFORE INCOME TAXES	(129,203)	(4,368)	(214,467)	(10,080)	(27,264)
INCOME TAX BENEFIT	8,751	1,074	15,300	2,444	2,319
NET LOSS AND COMPREHENSIVE LOSS	$(120,452)	$(3,294)	$(199,167)	$(7,636)	$(24,945)
Accretion of Redeemable Class A units	—	—	(36,750)	—	—
Accretion of Series A-1 redeemable convertible preferred units (Note 12)	—	—	—	—	(272,582)
Cumulative dividend on Series A redeemable convertible preferred units (Note 12)	—	—	—	—	(662)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS/MEMBERS	$(120,452)	$(3,294)	$(235,917)	$(7,636)	$(298,189)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.35)	(0.01)	(0.73)	(0.03)
Weighted-average shares used to compute basic and diluted net loss per share	343,394	302,657	321,283	300,799

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE three months ended September 30, 2021 (Successor), CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR THE three months ended September 30, 2020 (Successor), FOR THE nine months ended September 30, 2021 (Successor) AND FOR THE period from April 13, 2020 to September 30, 2020 (Successor) AND CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE

CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE period from January 1, 2020 to May 14, 2020 (Predecessor)

(unaudited)

(In thousands)

	Common Stock
Successor	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances at June 30, 2021	374,149	$3,742	$1,669,480	$(128,590)	$1,544,632
Net loss	—	—	—	(120,452)	(120,452)
Stock-based compensation expense	—	—	120,689	—	120,689
Balances at September 30, 2021	374,149	$3,742	$1,790,169	$(249,042)	$1,544,869

	Class A Redeemable Units		Class A-1 Common Units		Class A-2 Common Units		Class B Common Units
Successor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Members' Equity
Balances at June 30, 2020	35,000	$35,000	944,563	$944,563	40,856	$40,856	—	$—	$292	$(4,342)	$981,369
Net loss	—	—	—	—	—	—	—	—	—	(3,294)	(3,294)
Issuance of common units to new investors	—	—	15,000	15,000	6,000	6,000	—	—	—	—	21,000
Unit-based compensation expense	—	—	—	—	—	—	—	—	573	—	573
Balances at September 30, 2020	35,000	$35,000	959,563	$959,563	46,856	$46,856	—	$—	$865	$(7,636)	$999,648

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE three months ended September 30, 2021 (Successor), CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR THE three months ended September 30, 2020 (Successor), FOR THE nine months ended September 30, 2021 (Successor) AND FOR THE period from April 13, 2020 to September 30, 2020 (Successor) AND CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE

CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE period from January 1, 2020 to May 14, 2020 (Predecessor)

(unaudited)

(In thousands)

	Class A Redeemable Units		Class A-1 Common Units		Class A-2 Common Units		Class B Common Units		Common Stock
Successor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders'/ Members' Equity
Balances at December 31, 2020	35,000	$35,000	959,563	$959,563	49,946	$49,946	—	$—	—	$—	$1,452	$(13,125)	$997,836
Net loss	—	—	—	—	—	—	—	—	—	—	—	(199,167)	(199,167)
Issuance of common units	—	—	—	—	962	1,000	—	—	—	—	—	—	1,000
Accretion of Redeemable Class A Units	—	36,750	—	—	—	—	—	—	—	—	—	(36,750)	(36,750)
Issuance of common units for acquisitions of businesses	—	—	—	—	725	1,486	—	—	—	—	—	—	1,486
Vesting of Class B Profits Interests	—	—	—	—	—	—	17,920	—	—	—	—	—	—
Conversion of Redeemable Class A Units into common stock upon closing of initial public offering	(35,000)	(71,750)	—	—	—	—	—	—	10,234	102	71,648	—	71,750
Conversion of common units into common stock upon closing of initial public offering	—	—	(959,563)	(959,563)	(51,633)	(52,432)	—	—	295,663	2,957	1,009,038	—	—
Conversion of vested Class B Profits Interests to common stock upon closing of initial public offering	—	—	—	—	—	—	(17,920)	—	4,186	42	(42)	—	—
Conversion of unvested Class B Profits Interests to restricted stock upon closing of initial public offering	—	—	—	—	—	—	—	—	30,766	308	(308)	—	—
Issuance of common stock upon closing of initial public offering, net	—	—	—	—	—	—	—	—	32,800	328	548,577	—	548,905
Endowment of shares to the LifeStance Health Foundation	—	—	—	—	—	—	—	—	500	5	8,995	—	9,000
Stock and unit-based compensation expense	—	—	—	—	—	—	—	—	—	—	150,809	—	150,809
Balances at September 30, 2021	—	$—	—	$—	—	$—	—	$—	374,149	$3,742	$1,790,169	$(249,042)	$1,544,869

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE three months ended September 30, 2021 (Successor), CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR THE three months ended September 30, 2020 (Successor), FOR THE nine months ended September 30, 2021 (Successor) AND FOR THE period from April 13, 2020 to September 30, 2020 (Successor) AND CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE

CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE period from January 1, 2020 to May 14, 2020 (Predecessor)

(unaudited)

(In thousands)

	Class A Redeemable Units		Class A-1 Common Units		Class A-2 Common Units		Class B Common Units
Successor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Members' Equity
Balances at April 13, 2020	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	(7,636)	(7,636)
Issuance of redeemable/common units at TPG Acquisition	35,000	35,000	310,978	310,978	35,845	35,845	—	—	—	—	346,823
Issuance of common units to TPG at TPG Acquisition	—	—	633,585	633,585	—	—	—	—	—	—	633,585
Issuance of common units to new investors	—	—	15,000	15,000	6,000	6,000	—	—	—	—	21,000
Issuance of common units for acquisitions of businesses	—	—	—	—	4,500	4,500	—	—	—	—	4,500
Issuance of common units for convertible promissory note conversion	—	—	—	—	511	511	—	—	—	—	511
Unit-based compensation expense	—	—	—	—	—	—	—	—	865	—	865
Balances at September 30, 2020	35,000	$35,000	959,563	$959,563	46,856	$46,856	—	$—	$865	$(7,636)	$999,648

	Series A Redeemable Convertible Preferred Units		Series A-1 Redeemable Convertible Preferred Units		Class A Common Units		Class C Common Units
Predecessor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Members' Deficit
Balances at December 31, 2019	16,459	$20,261	109,838	$282,652	25,252	$3	4,980	$—	$—	$(166,358)	$(166,355)
Net loss	—	—	—	—	—	—	—	—	—	(24,945)	(24,945)
Repurchases of Series A redeemable convertible preferred units	(333)	(500)	—	—	—	—	—	—	—	(500)	(500)
Accretion of Series A-1 redeemable convertible preferred units	—	—	—	272,582	—	—	—	—	—	(272,582)	(272,582)
Balances at May 14, 2020	16,126	$19,761	109,838	$555,234	25,252	$3	4,980	$—	$—	$(464,385)	$(464,382)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2021 (Successor), FOR THE period from April 13, 2020 to September 30, 2020 (Successor), AND FOR THE period from January 1, 2020 to May 14, 2020 (Predecessor)

(unaudited)

(In thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,167)	$(7,636)	$(24,945)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38,779	16,342	3,335
Stock and unit-based compensation	150,809	865	—
Deferred income taxes	—	2,866	(2,345)
Loss on debt extinguishment	5,620	3,066	—
Amortization of debt issue costs	1,498	358	215
Loss (gain) on remeasurement of contingent consideration	1,463	(38)	(322)
Endowment of shares to LifeStance Health Foundation	9,000	—	—
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable	(20,711)	(4,939)	(5,122)
Prepaid expenses and other current assets	(32,888)	(6,468)	(4,526)
Accounts payable	(4,613)	1,056	(1,638)
Accrued payroll expenses	15,910	1,529	8,753
Other accrued expenses	13,085	(33,130)	40,031
Net cash (used in) provided by operating activities	(21,215)	(26,129)	13,436
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(55,815)	(14,653)	(12,804)
Acquisition of Predecessor, net of cash acquired	—	(646,694)	—
Acquisitions of businesses, net of cash acquired	(58,699)	(30,100)	(12,274)
Net cash used in investing activities	(114,514)	(691,447)	(25,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters discounts and commissions and deferred offering costs	548,905	—	—
Contributions from Members related to acquisition of Predecessor	—	633,585	—
Issuance of common units to new investors	1,000	21,000	—
Repurchase of Series A redeemable convertible preferred units	—	—	(1,000)
Proceeds from long-term debt	98,800	235,900	74,350
Payments of debt issue costs	(2,360)	(6,411)	(650)
Payments of long-term debt	(311,060)	(139,130)	(18,222)
Payments of contingent consideration	(6,262)	(2,300)	(19,093)
Net cash provided by financing activities	329,023	742,644	35,385
NET INCREASE IN CASH AND CASH EQUIVALENTS	193,294	25,068	23,743
Cash and Cash Equivalents - Beginning of period	18,829	—	3,481
CASH AND CASH EQUIVALENTS – END OF PERIOD	$212,123	$25,068	$27,224
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and prepayment premium	$28,217	$8,555	$2,857
Cash paid for taxes	$908	$144	$25
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through capital leases	$14	$7	$415
Contingent consideration incurred in acquisitions of businesses	$5,514	$4,226	$3,788
Acquisition of property and equipment included in liabilities	$8,936	$2,562	$2,718
Issuance of common units for convertible promissory note conversion	$—	$511	$—
Issuance of common units for acquisitions of businesses	$1,486	$4,500	$—

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

NOTE 1 NATURE OF THE BUSINESS

Description of Business

LifeStance Health Group, Inc. (“LifeStance Health Group”) was formed as a Delaware corporation on January 28, 2021 for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of LifeStance TopCo, L.P. (“LifeStance TopCo”) and subsidiaries. LifeStance Health Group is the sole equity holder of LifeStance TopCo and operates and controls all of the business and affairs. As a result, LifeStance Health Group consolidates the financial results of LifeStance TopCo, its wholly-owned subsidiaries and variable interest entities. LifeStance Health Group and LifeStance TopCo are collectively referred to herein as the “Company”, "LifeStance" or "LifeStance Health".

The Company operates as a provider of outpatient mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy.

Initial Public Offering

On June 14, 2021, the Company completed its IPO in which it issued and sold 32,800 shares of common stock and affiliates of TPG Global LLC ("TPG"), affiliates of Silversmith Capital Partners ("Silversmith"), and affiliates of Summit Partners ("Summit") (collectively, the "Selling Shareholders") sold 7,200 shares of common stock at an offering price of $18.00 per share. The Selling Shareholders granted the underwriters an option to purchase an additional 6,000 shares of common stock. The underwriters exercised in full their option to purchase additional shares, and the sale of the option shares was completed on June 25, 2021. The Company received net proceeds of $548,905, after deducting underwriting discounts and commissions of $32,472 and deferred offering costs of $9,023. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders, including the option shares. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering.

Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interests to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as restricted stock subject to vesting) of LifeStance Health Group (the "Organizational Transactions"). Following the contribution of partnership interests, LifeStance TopCo became wholly-owned by LifeStance Health Group. The number of shares of common stock that each such holder of partnership interests in LifeStance TopCo received was determined based on the value that such holder would have received under the distribution provisions of the limited partnership agreement of LifeStance TopCo, with shares of common stock valued by reference to the IPO price. All 1,046,196 of LifeStance TopCo’s outstanding redeemable and common Class A units and 152,620 Class B units (the "Class B Common Units", "Profits Interests Units" or "Profits Interests") were contributed in exchange for 310,083 shares of common stock of LifeStance Health Group plus 30,766 shares of common stock issued as restricted stock subject to vesting. As a result of this contribution and exchange, the Company reclassified $71,648 of redeemable units and $1,008,688 of common units to additional paid-in capital and $3,408 to common stock on the Company’s consolidated balance sheets.

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

(unaudited)

(In thousands, except per share/unit amounts)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in accounting policies during the three and nine months ended September 30, 2021 (Successor) from those disclosed in the annual consolidated financial statements for the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor) and the related notes.

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC regarding interim financial reporting, which include the accounts of LifeStance Health Group, LifeStance TopCo, its wholly-owned subsidiaries and VIEs in which LifeStance TopCo has an interest and is the primary beneficiary. Pursuant to these rules and regulations, the Company has omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its consolidated financial position, results of income/(loss) and comprehensive income/(loss) and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s audited financial statements for the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor).

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

(unaudited)

(In thousands, except per share/unit amounts)

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at September 30, 2021 (Successor) and December 31, 2020 (Successor).

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company's unaudited consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and also issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2020-02, and ASU

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

2020-05 (collectively, “ASC 842”). ASC 842 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. ASC 842 is effective for private entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, inclusive of a one year deferral provided by ASU 2020-05. ASC 842 must be adopted using a modified retrospective method and early adoption is permitted. The Company is in the process of determining the impact of the adoption of ASC 842 on the Company’s consolidated financial statements and disclosures. However, given the Company’s current operating lease portfolio (see Note 16) the Company expects the recognition of the right-of-use assets and lease liabilities to have a material impact on the Company’s consolidated balance sheets.

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

NOTE 3 TPG ACQUISITION

LifeStance TopCo was formed for the purpose of completing a merger transaction with affiliates of TPG and Lynnwood MergerSub, Inc. (“Merger Sub”) in order to carry on the business of LifeStance Health, LLC and subsidiaries. On April 14, 2020, LifeStance Health Holdings, Inc. ("LifeStance Holdings") entered into a merger agreement among LifeStance Holdings, Lynnwood Intermediate Holdings, Inc., Merger Sub and Shareholder Representatives Services LLC (the "TPG Acquisition"). Immediately prior to the TPG Acquisition, LifeStance Health, LLC completed a reorganization pursuant to which the equity holders of LifeStance Health, LLC, including affiliates of Summit and affiliates of Silversmith (together with TPG and Summit, the Company’s “Principal Stockholders”) received a distribution of 100% of the equity interests of LifeStance Health Holdings, a direct subsidiary of LifeStance Health, LLC, in complete redemption of their equity interests of LifeStance Health, LLC. Pursuant to the TPG

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Acquisition, (i) the historic equity holders of LifeStance Health, LLC contributed a portion of their units of LifeStance Holdings to LifeStance TopCo in exchange for equity interests of LifeStance TopCo and (ii) an indirect subsidiary of LifeStance TopCo, merged with and into LifeStance Holdings, with shareholders of LifeStance Holdings receiving cash consideration in connection with cancellation of the remainder of their shares.

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

(unaudited)

(In thousands, except per share/unit amounts)

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

(unaudited)

(In thousands, except per share/unit amounts)

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

NOTE 4 ACQUISITIONS

During the three months ended September 30, 2021 (Successor), the three months ended September 30, 2020 (Successor), the nine months ended September 30, 2021 (Successor), the period from April 13, 2020 to September 30, 2020 (Successor), and the period from January 1, 2020 to May 14, 2020 (Predecessor), the Company completed the acquisitions of 6, 2, 17, 6, and 6 outpatient mental health practices, respectively. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

	Successor				Predecessor
Total consideration transferred	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Cash consideration	$21,108	$8,049	$62,420	$31,674	$12,369
Cash consideration to be paid	—	—	325	—	—
Contingent consideration, at initial fair value	2,775	1,035	5,514	4,226	3,788
Class A-2 common units[1]	—	—	1,486	4,500	—
Debt consideration	—	—	—	—	500
Total consideration transferred	$23,883	$9,084	$69,745	$40,400	$16,657

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Successor				Predecessor
Allocation of Purchase Price	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Cash	$820	$326	$2,868	$1,574	$238
Patient accounts receivable	963	822	4,762	4,204	1,344
Property and equipment	89	26	783	616	234
Prepaid expenses and other current assets	86	26	313	103	68
Deposits	73	15	164	207	87
Intangible assets	1,260	469	4,321	3,613	2,080
Goodwill	22,198	8,664	63,485	33,323	14,099
Total assets acquired	25,489	10,348	76,696	43,640	18,150
Current liabilities	1,606	1,264	6,951	3,240	1,493
Total liabilities assumed	1,606	1,264	6,951	3,240	1,493
Fair value of net assets	$23,883	$9,084	$69,745	$40,400	$16,657

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Regional trade names (1)	$775	$266	$2,691	$2,304	$1,721
Non-Competition Agreements (2)	485	203	1,630	1,309	359
Total	$1,260	$469	$4,321	$3,613	$2,080

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

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Successor				Predecessor
Contingent consideration	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Maximum contingent consideration based on acquisition agreements	$3,400	$1,275	$6,750	$11,575	$4,336

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

NOTE 5 INTANGIBLE ASSETS

Intangible assets consists of the following:

September 30, 2021 (Successor)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$33,168	$(7,933)	$25,235	5.0
LifeStance trade names	235,500	(14,474)	221,026	22.5
Non-competition agreements	91,719	(29,998)	61,721	4.2
Total intangible assets	$360,387	$(52,405)	$307,982

December 31, 2020 (Successor)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$30,477	$(3,178)	$27,299	5.0
LifeStance trade names	235,500	(6,624)	228,876	22.5
Non-competition agreements	90,089	(13,468)	76,621	4.1
Total intangible assets	$356,066	$(23,270)	$332,796

Gross carrying amount is based on the fair value of the intangible assets determined at acquisitions. Total intangible asset amortization expense consists of the following:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Amortization expense	$9,812	$9,260	$29,135	$13,929	$1,435

NOTE 6 PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Successor
	September 30, 2021	December 31, 2020
Leasehold improvements	$75,625	$39,586
Computers and peripherals	13,252	5,749
Furniture, fixtures and equipment	16,490	8,726
Medical equipment	3,868	2,143
Construction in process	19,890	7,577
Total	$129,125	$63,781
Less: Accumulated depreciation	(14,076)	(4,432)
Total property and equipment, net	$115,049	$59,349

Depreciation expense consists of the following:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Depreciation expense	$3,965	$1,650	$9,644	$2,413	$1,900

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

NOTE 7 FAIR VALUE MEASUREMENTS

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The fair value is derived using valuation methodologies, such as a discounted cash flow model, and is not based on market exchange, dealer, or broker-traded transactions. This valuation incorporates certain assumptions and projections in determining the fair value assigned to such liability. The valuation methodology differs depending on the type of earn-out target. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of September 30, 2021 (Successor) and December 31, 2020 (Successor).

Valuation Technique	Range of Significant Assumptions
Successor
September 30, 2021
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

As of September 30, 2021 (Successor) and December 31, 2020 (Successor), the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. See Note 16 for discussion of payment of contingent consideration made related to prior year acquisitions, fair value adjustments, and a roll-forward of the contingent consideration balance from the prior year.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis using the above input categories:

September 30, 2021 (Successor)	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$17,129	$17,129

December 31, 2020 (Successor)	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$16,414	$16,414

At the closing of the TPG Acquisition (see Note 3), LifeStance TopCo recorded the acquired assets and assumed liabilities at their acquisition date fair values in accordance with ASC 805, Business Combinations. As disclosed in Note 4, the Company acquired several outpatient mental health practices during the three and nine months ended September 30, 2021 (Successor), the three months ended September 30, 2020 (Successor), the period from April 13, 2020 to September 30, 2020 (Successor) and the period from January 1, 2020 to May 14, 2020 (Predecessor). The

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

values of net tangible assets acquired, and the resulting goodwill and other intangible assets, were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were estimated with the assistance of a third-party valuation expert primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. The Company developed estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the periods presented.

NOTE 8 GOODWILL

Goodwill consists of the following:

Amount
Beginning balance as of April 13, 2020 (Successor)	$—
TPG Acquisition (Note 3)	926,658
Measurement period adjustment (Note 3)	2,977
Business acquisitions	169,024
Ending balance as of December 31, 2020 (Successor)	$1,098,659
Business acquisitions (Note 4)	63,485
Measurement period adjustments	(2,133)
Ending balance as of September 30, 2021 (Successor)	$1,160,011

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

NOTE 9 LONG-TERM DEBT

Long-term debt consists of the following:

	Successor
	September 30, 2021	December 31, 2020
Term loans	$70,902	$283,950
Delayed Draw loans	90,659	89,870
Total long-term debt	161,561	373,820
Less: Current portion of long-term debt	(1,323)	(3,738)
Less: Unamortized debt issue costs	(2,791)	(7,548)
Total Long-Term Debt, Net of Current Portion and Unamortized Debt Issue Costs	$157,447	$362,534

The current portion of long-term debt is included within other current liabilities on the consolidated balance sheets. The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at September 30, 2021 (Successor) and December 31, 2020 (Successor) was $187,780 and $458,685, respectively.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

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

The May 2020 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at September 30, 2021 (Successor).

Interest expense, including prepayment charge, consists of the following:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Interest expense	$3,503	$6,421	$35,309	$11,983	$3,020

Future principal payments on long-term debt are as follows:

Amount
Remainder of 2021	$331
2022	1,323
2023	1,323
2024	1,323
2025	1,323
Thereafter	155,938
Total	$161,561

Revolving Loan

Under the May 2020 Credit Agreement, the Company has a revolving loan commitment from Capital One in the amount of $20,000. Any borrowing on the revolving loan is due in full on May 14, 2025. The revolving loan can be

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

drawn upon at an interest rate equal to LIBOR plus 4.50% to 4.75%, depending on certain financial ratios. The unused revolving loan incurs a commitment fee of 0.5% per annum.

There are no amounts outstanding on the revolving loan as of September 30, 2021 (Successor).

NOTE 10 TOTAL REVENUES

The Company’s total revenues are dependent on a series of contracts with third-party payors, which is typical for providers in the health care industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors, which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Successor
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$158,035	91%	$90,810	89%	$433,684	91%
Government	8,731	5%	4,782	5%	20,942	4%
Self-pay	5,948	3%	4,416	4%	19,230	4%
Total patient service revenue	172,714	99%	100,008	98%	473,856	99%
Nonpatient service revenue	1,121	1%	1,974	2%	3,660	1%
Total	$173,835	100%	$101,982	100%	$477,516	100%

	Successor		Predecessor
	April 13 to September 30, 2020		January 1 to May 14, 2020
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$129,983	88%	$98,146	88%
Government	7,468	5%	5,411	5%
Self-pay	6,703	5%	4,821	4%
Total patient service revenue	144,154	98%	108,378	97%
Nonpatient service revenue	3,281	2%	3,283	3%
Total	$147,435	100%	$111,661	100%

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Among the commercial payors, five insurance companies comprise the following percentage of revenue. Three payors individually exceed 10% of the Company’s revenue for the three months ended September 30, 2021 (Successor), the three months ended September 30, 2020 (Successor), the nine months ended September 30, 2021 (Successor), the period from April 13, 2020 to September 30, 2020 (Successor), and the period from January 1, 2020 to May 14, 2020 (Predecessor).

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Top five commercial payors	63%	69%	63%	67%	67%
Top one payor	19%	23%	19%	23%	23%
Top two payor	18%	18%	17%	19%	19%
Top three payor	12%	13%	13%	13%	11%

NOTE 11 INCOME TAXES

The benefit for income taxes is as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Benefit from income taxes	$8,751	$1,074	$15,300	$2,444	$2,319

The effective tax rates are as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Effective tax rate	6.8%	24.6%	7.1%	24.2%	8.5%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to state taxes and permanent differences. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. No valuation allowance was recognized as of September 30, 2021 (Successor) or December 31, 2020 (Successor).

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

In connection with the TPG Acquisition, the holders of LifeStance Health, LLC’s Preferred Units exchanged 100% of their units for equity interests in LifeStance Holdings and the historic Preferred Unit holders contributed all of their interest in LifeStance Holdings to LifeStance TopCo, in exchange for LifeStance TopCo’s Class A-1 Common Units and Class A-2 Common Units. The Preferred Units were adjusted through a reverse unit split. The Preferred Units are classified as mezzanine equity in the consolidated balance sheets and remeasured to their redemption value at each reporting date. The Series A Preferred Units’ redemption value is equal to its issuance price; as such, no remeasurement adjustment amount was recorded for the period ended May 14, 2020. The Series A-1 Preferred Units’ redemption value is equal to the greater of i) fair value at the redemption date, and ii) the sum of the issuance price plus any accumulated but unpaid dividends. Changes in the carrying amount of the Series A-1 Preferred Units will be charged against retained earnings (or additional paid-in capital in the absence of retained earnings until exhausted, at which point any remainder would increase accumulated deficit). The table below includes the number of authorized units and issued units, as well as the issuance price, liquidation preference and initial carrying amount of the Preferred Units immediately prior to the TPG Acquisition, which occurred on May 14, 2020.

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

The following is a summary of restricted stock transactions as of and for the three and nine months ended September 30, 2021 (Successor):

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, June 30, 2021 (Successor)	30,766	$11.98
Converted	—	—
Granted	—	—
Vested	(17)	12.01
Unvested, September 30, 2021 (Successor)	30,749	$11.98

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, June 9, 2021 (Successor)	—	$—
Converted	30,766	11.98
Granted	—	—
Vested	(17)	12.01
Unvested, September 30, 2021 (Successor)	30,749	$11.98

Restricted Stock Units

The restricted stock units (“RSUs”) were granted in connection with the IPO and subsequent to the IPO. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

The following is a summary of RSU transactions as of and for the three and nine months ended September 30, 2021 (Successor):

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, June 30, 2021 (Successor)	6,128	$18.00
Converted	—	—
Granted	80	12.87
Vested	—	—
Outstanding, September 30, 2021 (Successor)	6,208	$17.93

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, June 9, 2021 (Successor)	—	$—
Converted	—	—
Granted	6,208	17.93
Vested	—	—
Outstanding, September 30, 2021 (Successor)	6,208	$17.93

The Company recognized $120,689 and $149,674 in stock-based compensation expense related to restricted stock and RSUs for the three and nine months ended September 30, 2021 (Successor), respectively, within general and

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

administrative expenses in the unaudited consolidated statements of income/(loss) and comprehensive income/(loss). As of September 30, 2021 (Successor), the Company had $331,241 in unrecognized compensation expense related to all non-vested awards (restricted stock and RSUs) that will be recognized over the weighted-average remaining service period of 1.9 years.

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

As of September 30, 2021 (Successor), no shares of common stock have been purchased under the Company’s ESPP.

Pre-IPO Equity Awards

Class C Units and Class A Units (Predecessor)

For the period from January 1, 2020 to May 14, 2020 and prior (Predecessor), the Board of Directors of LifeStance Health, LLC issued Class C Units and Class A Units options, which represented options to purchase membership units in LifeStance Health, LLC. All Class C Units and Class A Units options were fully vested and exercised as of May 14, 2020, and all holders were granted LifeStance TopCo Class A-1 Units upon the TPG Acquisition occurring. No options to purchase Class C Units or Class A Units were outstanding at May 14, 2020.

On the grant date, recipients of the Class C Units and Class A Units purchased for cash the units at their fair market value. The Company recorded total unit-based compensation expense of $0 for the period from January 1, 2020 to May 14, 2020 (Predecessor) related to both Class C Units and Class A Units.

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

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

Accordingly, the Company determined the fair value of each award on the date of grant using a Monte Carlo simulation model with the following assumptions used for the grants issued for the nine months ended September 30, 2021 (Successor), for the three months ended September 30, 2020 (Successor) and for the period from April 13, 2020 to September 30, 2020 (Successor):

	Successor
	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	April 13 to September 30, 2020
Risk-free rate	0.14%	0.20%	0.20%
Volatility	80.00%	40.00%	40.00%
Time to liquidity event (years)	2.00	3.00	3.00
Discount for lack of marketability (DLOM)	—	20.00%	20.00%

The volatility assumption used in the Monte Carlo simulation model is based on the expected volatility of public companies in similar industries, adjusted to reflect the differences between the Company and other public companies in size, resources, time in industry, and breadth of service offerings.

In connection with the IPO, the outstanding Profits Interests were contributed to LifeStance Health Group in exchange for common stock, including restricted stock. The following is a summary of Class B Profits Interests Units for the nine months ended September 30, 2021 (Successor), for the three months ended September 30, 2020 (Successor) and for the period from April 13, 2020 to September 30, 2020 (Successor):

	Class B Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2020	143,343	$0.13
Granted	9,522	0.16
Forfeited	(245)	0.13
Converted	(152,620)	0.13
Outstanding, September 30, 2021 (Successor)	—	$—

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

	Class B Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, June 30, 2020	134,855	$0.13
Granted	627	0.13
Outstanding, September 30, 2020 (Successor)	135,482	$0.13

	Class B Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, April 13, 2020	—	$—
Granted	135,482	0.13
Outstanding, September 30, 2020 (Successor)	135,482	$0.13

There were no Class B Profits Interests Units outstanding as of June 30, 2021 (Successor) and September 30, 2021 (Successor).

Stock and Unit-Based Compensation Expense

The Company recognized unit-based compensation expense related to the Class B Profits Interests within general and administrative expenses in the unaudited consolidated statements of income/(loss) and comprehensive income/(loss) as follows:

	Successor
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020
Unit-based compensation expense	$573	$1,135	$865

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

The stock compensation expense recorded for these modifications to convert the Class B Profits Interests Units to restricted stock, acceleration of vesting terms, and the additional RSUs granted at the time of IPO is included in the $149,674 of stock-based compensation expense for the nine months ended September 30, 2021 (Successor). This amount was recognized within general and administrative expenses in the unaudited consolidated statements of income/(loss) and comprehensive income/(loss).

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

NOTE 14 STOCKHOLDERS’/MEMBERS’ EQUITY

Common Stock – Post-IPO

As discussed in Note 1, upon completion of the Company’s IPO in June 2021, the Company sold 32,800 shares of common stock at an offering price of $18.00 per share.

In connection with the IPO, the Company increased its authorized shares from 1 to 800,000 shares of common stock, par value $0.01 per share.

The Company’s common stock/units consisted of the following common units and common stock as of the periods ended September 30, 2021 (Successor) and December 31, 2020 (Successor):

	Redeemable Class A Units	Class A-1 Units	Class A-2 Units	Class B Units	Common Stock	Total
Balance as of April 13, 2020 (Successor)	—	—	—	—	—	—
Issued	35,000	959,563	49,946	—	—	1,044,509
Balance as of December 31, 2020	35,000	959,563	49,946	—	—	1,044,509
Issued	—	—	1,687	—	—	1,687
Vested Class B Profits Interests	—	—	—	17,920	—	17,920
Conversion of pre-IPO units to common stock	(35,000)	(959,563)	(51,633)	(17,920)	340,849	(723,267)
Initial Public Offering	—	—	—	—	32,800	32,800
Endowment to the LifeStance Health Foundation	—	—	—	—	500	500
Balance as of September 30, 2021 (Successor)	—	—	—	—	374,149	374,149

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

The chief executive officer (“CEO”) had 35,000 redeemable Class A units outstanding prior to the completion of the IPO. The CEO had the right, upon termination for any reason other than proper cause, to put his redeemable Class A units back to the partnership at fair value (“Put Right”). The CEO (or permitted transferee) shall have this Put Right also upon death or disability. As this was both outside of the Company’s control and probable to eventually occur, the redeemable Class A units subject to this Put Right were classified as mezzanine equity and carried at fair value (i.e., redemption price). There was a change to the fair value during the period from January 1 to June 9, 2021 (Successor) of $36,750, respectively, resulting from a change in the probability assumption of an IPO. On June 9, 2021, the redeemable Class A units were converted into 10,234 shares of the Company’s common stock.

Class A-1 Common Units had equal voting rights. Class A-2 and Class B Common Units were nonvoting units.

See Note 13 for discussion regarding Class B Units outstanding pre-IPO.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Preferred Stock

In connection with the Company’s IPO, the Company authorized the issuance of 25,000 shares of its preferred stock, par value $0.01 per share. There are no shares of preferred stock outstanding as of September 30, 2021 (Successor).

NOTE 15 RELATED PARTY TRANSACTIONS

The Company leases 40 office facilities under operating leases with clinicians expiring through 2034. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total related-party rent expense included in center costs in the unaudited consolidated statements of income/(loss) and comprehensive income/(loss) amounted to:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Rent expense	$809	$262	$2,006	$369	$388

A summary of non-cancelable future minimum operating lease payments under these leases as of September 30, 2021 (Successor) is as follows:

Amount
Remainder of 2021	$761
2022	2,973
2023	2,688
2024	2,415
2025	2,333
Thereafter	1,501
Total	$12,671

In addition, management fees to TPG and certain executives of the Company were identified as related party transactions. As a result of the Company’s IPO, the Company incurred a termination fee of $1,213 under its management services agreement in the second quarter of 2021, and no management fees were recognized in the third quarter of 2021. Total related-party management fees amounted to:

	Successor			Predecessor
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Management fees	$44	$1,445	$60	$14

NOTE 16 COMMITMENTS AND CONTINGENCIES

Contingent Consideration relating to Prior Acquisitions

For the three and nine months ended September 30, 2021 (Successor), there were post-closing payments contingent upon the future performance of the Company’s recently acquired targets achieving certain agreed-upon performance metrics. Contingent consideration is recorded at fair value and was recognized in the purchase price allocation (see Note 4) of the acquired company.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

The following table presents changes to the Company’s contingent consideration balance:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Beginning balance	$14,123	$10,951	$16,414	$—	$25,536
Additions related to TPG Acquisition	—	—	—	9,909	—
Additions related to acquisitions	2,775	1,035	5,514	4,226	3,788
Payments of contingent consideration	(675)	(100)	(6,262)	(2,300)	(19,093)
Loss (gain) on remeasurement	906	(89)	1,463	(38)	(322)
Ending balance	$17,129	$11,797	$17,129	$11,797	$9,909

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

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
Center costs	$8,302	$4,484	$21,878	$6,779	$4,082
General and administrative expenses	127	122	655	183	128
Total rent expense	$8,429	$4,606	$22,533	$6,962	$4,210

A summary of non-cancellable future minimum third-party operating lease payments under these leases as of September 30, 2021 (Successor) is as follows:

Amount
Remainder of 2021	$6,391
2022	26,183
2023	25,093
2024	21,140
2025	17,072
Thereafter	33,724
Total	$129,603

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $8,000 per claim limit and an annual aggregate limit of $12,000 per clinician. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of September 30, 2021 (Successor).

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

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of telehealth services. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period. Management does not believe that the Company’s operations or results will be materially adversely affected by a return to the status quo from a regulatory perspective.

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

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

The following table presents the calculation of basic and diluted net income/(loss) per share (“EPS”) for the Company’s common shares (on an as-converted basis):

	Successor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020
Net loss available to common stockholders'/members'	$(120,452)	$(3,294)	$(235,917)	$(7,636)
Weighted-average shares used to compute basic and diluted net loss per share	343,394	302,657	321,283	300,799
Net loss per share, basic and diluted	$(0.35)	$(0.01)	$(0.73)	$(0.03)

The Company has issued potentially dilutive instruments in the form of restricted stock and the RSUs. The Company did not include any of these instruments in its calculation of diluted loss per share (on an as-converted basis) for the three and nine months ended September 30, 2021 (Successor), the three months ended September 30, 2020 (Successor) and for the period from April 13, 2020 to September 30, 2020 (Successor) because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 13 for the issued, vested and unvested Class B Profits Interests Units, restricted stock and RSUs.

NOTE 18 SUBSEQUENT EVENTS

Acquisitions

Subsequent to September 30, 2021, the Company completed acquisitions of several outpatient mental health practices. The allocation of purchase price, including any fair value of contingent consideration, to the assets acquired and liabilities assumed as of the acquisition dates have not been completed.

For acquisitions completed subsequent to September 30, 2021, total contractual consideration included cash consideration of $34,973, funded through credit facility financing, and contingent consideration with a maximum value of $2,507.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Final Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” in the Final Prospectus, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

LifeStance Health Group, Inc. (“LifeStance Health Group”) was formed as a Delaware corporation on January 28, 2021 for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of LifeStance TopCo, L.P. (“LifeStance TopCo”) and its consolidated subsidiaries and affiliated practices. LifeStance Health Group wholly-owns the equity interest of LifeStance TopCo and operates and controls all of the business and affairs and consolidates the financial results of LifeStance TopCo and its wholly owned subsidiaries and affiliated practices. Unless the context otherwise indicates or requires, the terms “we”, “our” and “the Company” as used herein refer to LifeStance Health Group and its consolidated subsidiaries and affiliated practices.

Our Business

We are reimagining mental health through a disruptive, tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 4,375 licensed mental health clinicians as of September 30, 2021. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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
•
Primary care and specialist physicians - We collaborate with primary care and specialist physicians to enhance patient care. Primary care is an important setting for the treatment of mental health conditions—primary care physicians are often the sole contact for over 50% of patients with a mental illness. We partner with primary care physicians and specialist physician groups across the country to provide a mental healthcare network for referrals and, in certain instances, through co-location to improve the diagnosis and treatment of their patients. Our measurable patient outcomes also provide primary care and specialist physicians with a valuable, validated treatment path to improve the overall health of our mutual patients.

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

For the period from January 1, 2020 to May 14, 2020 (Predecessor), we present the financial statements of LifeStance Health, LLC and its consolidated subsidiaries and affiliated practices. Affiliates of TPG formed LifeStance TopCo on April 13, 2020 for the purpose of facilitating the TPG Acquisition. For the period from April 13, 2020 (the date of formation of LifeStance TopCo) to September 30, 2020 and for the three and nine months ended September 30, 2021, we present the financial statements of LifeStance TopCo and its consolidated subsidiaries and affiliated practices. For the period from April 13, 2020 through May 13, 2020, the operations of LifeStance TopCo were limited to those incident to its formation and the TPG Acquisition, which were not significant. Because it resulted in a change of control, the TPG Acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that our assets and liabilities be recognized on the consolidated balance sheets at their fair value as of the acquisition date. LifeStance Health, LLC was determined by the Company to be LifeStance TopCo’s predecessor. As a result of the TPG Acquisition, the key financial metrics and historical consolidated financial data below are presented on a Successor and Predecessor basis, resulting in the 2020 historical results being presented separately for the period from January 1, 2020 through May 14, 2020 (the “Predecessor 2020 Period”) and for the period from April 13, 2020 through September 30, 2020 (the “Successor 2020 Period”). Due to the change in the basis of accounting resulting from the TPG Acquisition, the consolidated financial statements for the Predecessor and Successor periods are not necessarily comparable.

Initial Public Offering

On June 14, 2021, the Company completed its IPO in which it issued and sold 32,800,000 shares of common stock and affiliates of TPG Global LLC (“TPG”), affiliates of Silversmith Capital Partners (“Silversmith”), and affiliates of Summit Partners (“Summit”) (collectively, the “Selling Shareholders”) sold 7,200,000 shares of common stock, at an offering price of $18.00 per share. The Selling Shareholders granted the underwriters an option to purchase an additional 6,000,000 shares of common stock. The underwriters exercised in full their option to purchase additional shares, and the sale of the option shares was completed on June 25, 2021. The Company received net proceeds of $548.9 million after deducting underwriting discounts and commissions of $32.5 million and deferred offering costs of $9.0 million. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders, including the option shares.

Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interests to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as restricted stock subject to vesting) of LifeStance Health Group (the “Organizational Transactions”). Following the contribution of partnership interests, LifeStance TopCo became wholly owned by LifeStance Health Group. The number of shares of common stock that each such holder of partnership interests in LifeStance TopCo received was determined based on the value that such holder would have received under the distribution provisions of the limited partnership agreement of LifeStance TopCo, with shares of common stock valued by reference to the IPO price. All 1,046,195,481 of LifeStance TopCo’s outstanding redeemable and common Class A units and 152,619,565 Class B units (the “Class B Units”, “Profits Interests Units” or “Profits Interests”) were contributed in exchange for 310,082,697 shares of common stock of LifeStance Health Group plus 30,765,951 shares of common stock issued as restricted stock subject to vesting. As a result of this contribution and exchange, the Company reclassified $71.6 million of redeemable units and $1.0 billion of common units to additional paid in capital and $3.4 million to common stock on the Company’s consolidated balance sheets.

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

While the impact of the COVID-19 pandemic has increased stressors associated with mental health, we believe that a combination of factors contribute to our total patient visits and related revenue, including, among others, long-term trends in reduced stigmatization of mental health. Even before the pandemic, we saw the need to have a platform supported by leading technology to give us the ability to treat patients virtually or in-person. Our prior investment in our technology platform, most notably in our digital capabilities, became an essential component for continuing to deliver care to our patients during the pandemic. We observed an impact on appointments in mid-March 2020 as patients moved to shelter-at-home and increased cancellations. By the end of March 2020, appointments and visits had returned to normal levels. Our clinician recruitment opportunities have also generally increased as a result of the pandemic, driven by an increase in clinician supply from those seeking more stable employment models. While we continue to take advantage of clinician recruitment opportunities, recent changes in the labor market dynamics driven by pandemic-related burnout have also impacted retention. With independent clinicians facing higher technology costs, shifting consumer behavior and challenges from the uncertain economic environment, our pipeline of acquisition targets grew and assisted in our 2020 footprint expansion.

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

We believe COVID-19 represents a paradigm shift in the importance of and focus on mental health care. We have seen significant increase in patient demand as well as payor and employer adoption of mental health coverage options during the pandemic and it is now integrated into health care offerings more than ever before. We feel the spotlight the pandemic has put on the need for mental health care will have a positive impact on our industry and business for years to come.

Key Factors Affecting Our Results

Expanding Center Capacity and Visits Within Existing Centers

We have built a powerful organic growth engine that enables us to drive growth within our existing footprint.

Our Clinicians

As of September 30, 2021, we employed 4,375 psychiatrists, APNs, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. As our existing centers mature, we grow capacity through investments in office expansion to increase our average clinicians per center and enhance overall utilization. Recruiting new clinicians and retaining existing clinicians in our existing centers enables us to see more patients per center by expanding our patient visit capacity. We believe our dedicated employment model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base—we estimate there are approximately 650,000 mental health clinicians in the United States, providing us with a meaningful runway to grow from our current base of 4,375 clinicians employed through our subsidiaries and affiliated practices, as of September 30, 2021. To capitalize on this opportunity, we have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and fulfill capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access to our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers and acquire additional clinicians through our acquisition strategy. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2020, our clinicians treated more than 357,000 patients through approximately 2.3 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental health care is a key driver of our patient growth. We believe we provide a superior and differentiated mental health care experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the clinical spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

We utilize multiple strategies to add new patients to our platform, including our primary care and specialist physician relationships, internal referrals from our clinicians, our payor relationships and our dedicated marketing efforts. We have established a large network of over 250 national, regional and local payors that enables their members to be referred to us as patients. Payors refer patients to our platform to drive improvement in health outcomes for their members, reduction in total medical costs and increased member satisfaction and retention. Within our markets, we partner with primary care practice groups, specialists, health systems and academic institutions to refer patients to our centers and clinicians. Our local marketing teams build and maintain relationships with our referring partner networks to create awareness of our platform and services, including the opening of new centers and the introduction of newly hired clinicians with appointment availability. We also use online marketing to develop our national brand to increase brand awareness and promote additional channels of patient recruitment.

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

Our Payors

We have over 250 payor relationships, including national contracts with multiple payors that allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, measurable outcomes, and stronger member and client value proposition through the offering of in-network mental health services. The strength of our payor relationships and our value proposition allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy, prior to the COVID-19 pandemic. To expand this network and grow access to covered patients, we continue to establish new payor relationships and national contracts while also seeking to drive regional rate improvement for our patients and clinicians. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

De Novo Builds

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing MSAs. From our inception in 2017 through September 30, 2021, we have successfully opened 212 de novo centers, including 92 de novo centers in 2021, 78 de novo centers in 2020 and 27 de novo centers in 2019. We believe there is a significant opportunity to use de novo center openings to unlock potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians in line with, or above, historical performance.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
(in thousands)
Total revenue	$173,835	$101,982	$477,516	$147,435	$111,661
Revenue growth	70%	74%	*	*	*
(Loss) income from operations	(124,668)	2,691	(172,594)	2,795	8,695
Center Margin	52,052	33,135	147,258	47,313	32,884
Net loss	(120,452)	(3,294)	(199,167)	(7,636)	(24,945)
Adjusted EBITDA	10,694	14,984	37,813	20,994	12,665

* Denotes not meaningful due to lack of comparability between partial periods.

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

The following table provides a reconciliation of (loss) income from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
(in thousands)
(Loss) income from operations	$(124,668)	$2,691	$(172,594)	$2,795	$8,695
Adjusted for:
Depreciation and amortization	13,777	10,910	38,779	16,342	3,335
General and administrative expenses (1)	162,943	19,534	281,073	28,176	20,854
Center Margin	$52,052	$33,135	$147,258	$47,313	$32,884

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

A reconciliation of Adjusted EBITDA to net loss is presented below for the periods indicated. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
(in thousands)
Net loss	$(120,452)	$(3,294)	$(199,167)	$(7,636)	$(24,945)
Adjusted for:
Interest expense	3,503	6,421	35,309	11,983	3,020
Depreciation and amortization	13,777	10,910	38,779	16,342	3,335
Income tax benefit	(8,751)	(1,074)	(15,300)	(2,444)	(2,319)
Loss (gain) on remeasurement of contingent consideration	906	(89)	1,463	(38)	(322)
Stock and unit-based compensation	120,689	573	150,809	865	—
Management fees (1)	—	44	1,445	60	14
Loss on disposal of assets	—	—	—	6	—
Transaction costs (2)	126	683	3,656	864	33,247
Offering related costs (3)	—	—	8,747	—	—
Endowment to the LifeStance Health Foundation	—	—	10,000	—	—
Other expenses (4)	896	810	2,072	992	635
Adjusted EBITDA	$10,694	$14,984	$37,813	$20,994	$12,665

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

(4)
Primarily includes costs incurred to consummate or integrate acquired centers, certain of which are wholly-owned and certain of which are affiliated practices, in addition to the compensation paid to former owners of acquired centers and related expenses that are not reflective of the ongoing operating expenses of our centers. Acquired center integration, former owner fees, and other are components of general and administrative expenses included in our unaudited consolidated statements of income/(loss) and comprehensive income/(loss). These costs are summarized for each period in the table below:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
(in thousands)
Acquired center integration (1)	$755	$740	$1,670	$868	$413
Former owner fees (2)	106	60	262	111	217
Other (3)	35	10	140	13	5
Total	$896	$810	$2,072	$992	$635

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
(3)
Primarily includes severance expense unrelated to integration services.

Results of Operations

The following table sets forth a summary of our financial results for the periods indicated:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
(in thousands)
TOTAL REVENUE	$173,835	$101,982	$477,516	$147,435	$111,661
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	121,783	68,847	330,258	100,122	78,777
General and administrative expenses	162,943	19,534	281,073	28,176	20,854
Depreciation and amortization	13,777	10,910	38,779	16,342	3,335
Total operating expenses	$298,503	$99,291	$650,110	$144,640	$102,966
(LOSS) INCOME FROM OPERATIONS	$(124,668)	$2,691	$(172,594)	$2,795	$8,695
OTHER INCOME (EXPENSE)
(Loss) gain on remeasurement of contingent consideration	(906)	89	(1,463)	38	322
Transaction costs	(126)	(683)	(3,656)	(864)	(33,247)
Interest expense	(3,503)	(6,421)	(35,309)	(11,983)	(3,020)
Other expense	—	(44)	(1,445)	(66)	(14)
Total other expense	$(4,535)	$(7,059)	$(41,873)	$(12,875)	$(35,959)
LOSS BEFORE INCOME TAXES	(129,203)	(4,368)	(214,467)	(10,080)	(27,264)
INCOME TAX BENEFIT	8,751	1,074	15,300	2,444	2,319
NET LOSS AND COMPREHENSIVE LOSS	$(120,452)	$(3,294)	$(199,167)	$(7,636)	$(24,945)

Total Revenue

Total revenue increased $71.8 million, or 70%, to $173.8 million for the three months ended September 30, 2021 (Successor) from $102.0 million for the three months ended September 30, 2020 (Successor). This increase in total revenue was attributable to a

$72.7 million increase in patient service revenue due to the increased number of patient visits offset by a $0.9 million decrease in nonpatient service revenue.

Total revenue was $477.5 million for the nine months ended September 30, 2021 (Successor), $147.4 million for the period from period from April 13, 2020 to September 30, 2020 (Successor) and $111.7 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). Total revenue was composed of $473.8 million of patient service revenue and $3.7 million of nonpatient revenue.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $53.0 million, or 77%, to $121.8 million for the three months ended September 30, 2021 (Successor) from $68.8 million for the three months ended September 30, 2020 (Successor). This was primarily due to a $45.4 million increase in center-based compensation due to the increase in clinicians and improved productivity and a $7.6 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance.

For the nine months ended September 30, 2021 (Successor), center costs, excluding depreciation and amortization was $330.3 million, primarily consisting of $289.7 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $40.6 million. For the period from April 13, 2020 to September 30, 2020 (Successor), center costs, excluding depreciation and amortization was $100.1 million, primarily consisting of $88.8 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $11.3 million. For the period from January 1, 2020 to May 14, 2020 (Predecessor), center costs, excluding depreciation and amortization was $78.8 million, primarily consisting of $70.3 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $8.5 million.

General and administrative

General and administrative expenses increased $143.4 million, or 734%, to $162.9 million for the three months ended September 30, 2021 (Successor) from $19.5 million for the three months ended September 30, 2020 (Successor). This was primarily due to increases of $134.8 million in salaries, wages and employee benefits, which included $120.7 million of stock-based compensation expense, $2.6 million in occupancy costs and $6.0 million in other operating expenses, including professional services.

For the nine months ended September 30, 2021 (Successor), general and administrative expenses were $281.1 million, consisting primarily of $221.8 million in salaries, wages and employee benefits, which included $150.8 million of unit and stock-based compensation expense primarily relating to the modifications to convert the Class B Profits Interests Units to restricted stock, acceleration of vesting terms, and the additional RSUs granted at the time of IPO, as well as $12.7 million in occupancy costs and $46.6 million in other operating expenses, including professional services, directors' and officers' insurance and the endowment to the LifeStance Health Foundation. For the period from April 13, 2020 to September 30, 2020 (Successor), general and administrative expenses were $28.2 million, consisting primarily of $19.2 million in salaries, wages and employee benefits as well as $3.4 million in occupancy costs and $5.6 million in other operating expenses, including professional services and corporate insurance. For the period from January 1, 2020 to May 14, 2020 (Predecessor), general and administrative expenses were $20.9 million, consisting primarily of $14.6 million in salaries, wages and employee benefits as well as $2.5 million in occupancy costs and $3.8 million in other operating expenses, including professional services and corporate insurance.

Depreciation and amortization

Depreciation and amortization expense increased $2.9 million to $13.8 million for the three months ended September 30, 2021 (Successor) from $10.9 million for the three months ended September 30, 2020 (Successor). This was primarily due to increases in amortization of $0.6 million and depreciation of $2.3 million due to the increased number of corporate transactions during the periods.

Depreciation and amortization was $38.8 million for the nine months ended September 30, 2021 (Successor), $16.3 million for the period from April 13, 2020 to September 30, 2020 (Successor) and $3.3 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to corporate transactions during the periods.

Other Income (Expense)

(Loss) gain on remeasurement of contingent consideration

(Loss) gain on remeasurement of contingent consideration decreased $1.0 million to a $0.9 million loss for the three months ended September 30, 2021 (Successor) from a $0.1 million gain for the three months ended September 30, 2020 (Successor). This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

(Loss) gain on remeasurement of contingent consideration was a $1.5 million loss for the nine months ended September 30, 2021 (Successor), a $38 thousand gain for the period from April 13, 2020 to September 30, 2020 (Successor) and a $0.3 million gain for the period from January 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Transaction costs

Transaction costs decreased $0.6 million to $0.1 million for the three months ended September 30, 2021 (Successor) from $0.7 million for the three months ended September 30, 2020 (Successor). Transaction costs decreased primarily due to fewer incremental fees related to corporate transactions.

Transaction costs was $3.7 million for the nine months ended September 30, 2021 (Successor), $0.9 million for the period from April 13, 2020 to September 30, 2020 (Successor) and $33.2 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). Transaction costs decreased primarily due to the TPG Acquisition that incurred in May 2020 partially offset by new transactions during the periods.

Interest Expense

Interest expense decreased $2.9 million to $3.5 million for the three months ended September 30, 2021 (Successor) from $6.4 million for the three months ended September 30, 2020 (Successor). This decrease was primarily due to lower borrowings outstanding during the period as a result of our voluntary prepayment of outstanding borrowings with proceeds from our IPO, which occurred in the second quarter of 2021.

Interest expense was $35.3 million for the nine months ended September 30, 2021 (Successor), $12.0 million for the period from April 13, 2020 to September 30, 2020 (Successor) and $3.0 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). This was primarily due to our voluntary prepayment of borrowings outstanding with IPO proceeds, in connection with which we incurred an extinguishment of debt charge within interest expense of $14.4 million during the second quarter of 2021 related to the prepayment charge, and the write-off of unamortized debt issuance costs.

Other Income (Expense)

Other income (expense) decreased $44 thousand to $0 for the three months ended September 30, 2021 (Successor) from $44 thousand for the three months ended September 30, 2020 (Successor) primarily due to the termination of the management services as a result of our IPO during the second quarter of 2021.

Other income (expense) was $1.4 million for the nine months ended September 30, 2021 (Successor), $66 thousand for the period from April 13, 2020 to September 30, 2020 (Successor) and $14 thousand for the period from January 1, 2020 to May 14, 2020 (Predecessor). The increase was primarily due to the management termination fee incurred of $1.2 million during the second quarter of 2021 as a result of our IPO.

Income Tax Benefit

Income tax benefit increased $7.7 million to $8.8 million for the three months ended September 30, 2021 (Successor) from $1.1 million for the three months ended September 30, 2020 (Successor) primarily due to the increase in taxable loss for the three months ended September 30, 2021 (Successor).

Income tax benefit was $15.3 million for the nine months ended September 30, 2021 (Successor), $2.4 million for the period from April 13, 2020 to September 30, 2020 (Successor) and $2.3 million for the period from January 1, 2020 to May 14, 2020 (Predecessor). The increase was primarily due to the increase in taxable loss for the nine months ended September 30, 2021 (Successor).

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under the credit agreement, dated August 28, 2018, with Capital One, National Association (the “Prior Credit Agreement”) and the May 2020 Credit Agreement executed simultaneously with the TPG Acquisition on May 14, 2020. We had cash and cash equivalents of $212.1 million as of September 30, 2021.

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

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2020 and September 30, 2021, there was an aggregate principal amount of $373.8 million and $161.6 million outstanding under the May 2020 Credit Agreement, respectively. As of September 30, 2021, our non-cancellable future minimum operating third-party lease payments totaled $129.6 million, and our non-cancellable future minimum operating related-party lease payments totaled $12.7 million.

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

Credit Agreement Consolidated EBITDA includes a cap for de novo start up costs of $1.5 million for each such new de novo facility, not to exceed 10% of Credit Agreement Consolidated EBITDA, in the aggregate, and allows for the adjustment of retention, relocation, recruiting or completion bonuses or recruiting costs, severance costs, transition costs, curtailments or modifications to pension and post-employment employee benefit plans costs in connection with the establishment or acquisition of a new practice, as well as certain pro forma acquisition run rate adjustments. As of September 30, 2021 and December 31, 2020, we were in compliance with all financial covenants under the Credit Facilities.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Successor		Predecessor
	Nine Months Ended September 30, 2021	April 13 to September 30, 2020	January 1 to May 14, 2020
(in thousands)
Net cash (used in) provided by operating activities	$(21,215)	$(26,129)	$13,436
Net cash used in investing activities	(114,514)	(691,447)	(25,078)
Net cash provided by financing activities	329,023	742,644	35,385
Net increase in cash	$193,294	$25,068	$23,743
Cash and cash equivalents, beginning of period	18,829	—	3,481
Cash and cash equivalents, end of period	$212,123	$25,068	$27,224

Cash Flows (Used in) Provided by Operating Activities

During the nine months ended September 30, 2021 (Successor), operating activities used $21.2 million of cash, primarily impacted by our $199.2 million net loss and $207.2 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $29.2 million. During the period from April 13, 2020 to September 30, 2020 (Successor), operating activities used $26.1 million of cash, primarily due to non-cash charges of $23.5 million, changes in our operating assets and liabilities of $42.0 million and our net loss of $7.6 million. During the period from January 1, 2020 to May 14, 2020 (Predecessor), operating activities provided $13.4 million of cash, primarily impacted by our $24.9 million net loss and net cash from the TPG Acquisition.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2021 (Successor), investing activities used $114.5 million of cash, primarily resulting from our business acquisitions totaling $58.7 million and purchases of property and equipment of $55.8 million. During the period from April 13, 2020 to September 30, 2020 (Successor), investing activities used $691.4 million of cash, primarily resulting from $646.7 million from the TPG Acquisition, purchases of property and equipment of $14.6 million and business acquisitions of $30.1 million. During the period from January 1, 2020 to May 14, 2020 (Predecessor), investing activities used $25.1 million of cash, primarily resulting from $12.8 million of property and equipment purchases and business acquisitions of $12.3 million.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2021 (Successor), financing activities provided $329.0 million of cash, resulting primarily from our IPO of net proceeds of $548.9 million, borrowings of $98.8 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $311.1 million, payments of debt issue costs of $2.4 million and payments of contingent consideration of $6.3 million. During the period from April 13, 2020 to September 30, 2020 (Successor), financing activities provided $742.6 million of cash, resulting primarily from $633.6 million of contributions from members related to the TPG Acquisition, borrowings of $235.9 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $139.1 million, payments of debt issue costs of $6.4 million and payments of contingent consideration of $2.3 million. During the period from January 1, 2020 to May 14, 2020 (Predecessor), financing activities provided $35.4 million of cash, primarily resulting from additional borrowings under the Prior Credit Agreement of $74.4 million, partially offset by payments of loan obligations of $18.2 million, payments of debt issue costs of $0.7 million and payments of contingent consideration of $19.1 million.

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

As of September 30, 2021, we had an aggregate principal amount of $161.6 million under our credit facilities. As of September 30, 2021, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.6 million.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

Remediation Plan for Material Weaknesses

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of September 30, 2021, we are in process of performing the following remedial actions:

•

hired, and plan to continue to hire, additional accounting and IT personnel to enhance our technical reporting, transactional accounting, and IT capabilities. We are developing and implementing controls to formalize roles and responsibilities which align with our team’s skills and experiences as well as formal segregation of incompatible duties,

•

performance of detailed risk assessments for significant financial processes to identify, design, and implement control activities related to internal control over financial reporting, including enhancement of account reconciliations, journal entries, monitoring controls, and IT general controls.

•

development and implementation of IT security and governance policies to address (i) program change, (ii) user access, (iii) computer operations, and (iv) program development procedures associated with information systems impacting the preparation of our consolidated financial statements.

We have made progress towards implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

We intend to evaluate current and projected resource needs on a regular basis and hire additional qualified resources as needed. Our ability to maintain qualified and adequate resources to support the Company and our projected growth will be a critical component of our internal control environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LifeStance Health Group, Inc.

Date: November 10, 2021	By:	/s/ J. Michael Bruff
J. Michael Bruff
Chief Financial Officer (principal financial and accounting officer)