Form 10-K
period 2021-12-31
LifeStance Health Group, Inc.
filed 2022-03-17
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40478

LifeStance Health Group, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-1832801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 N. Scottsdale Road Suite 6000 Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 767-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LFST	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021 was $1,995,527,802.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2022 was 374,270,967.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2021.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. For example, all statements we make relating to: our ability to grow our business, expand access to our patients and our payors and invest in our platform; our plan to partner with additional hospital systems, large primary care groups and other specialist groups; our expectation that we will continue to open de novo center and acquire new centers; our growth rates and financial results; our plans and objectives for future operations, growth or initiatives and strategies; and our expected market opportunity are forward-looking statements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.

Channels of Disclosure of Information

We announce material information to the public through filings with the SEC, the investor relations page on our website, www.lifestance.com, press releases, public conference calls and public webcasts. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

ii

Risk Factors Summary

An investment in our common stock involves risks. You should consider carefully the following risks, which are discussed more fully in "Item 1A. Risk Factors", and all of the other information contained in this Annual Report on Form 10-K before investing in our common stock. These risks include, but are not limited to, the following:

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
•
our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems; and
•
our existing indebtedness could adversely affect our business and growth prospects.

iii

PART I

Item 1. Business

Overview

LifeStance Health Group, Inc. ("LifeStance Health Group", "LifeStance Health", "LifeStance" or the “Company”) was formed as a Delaware corporation on January 28, 2021. The Company was formed for the purpose of completing a public offering and related transactions (collectively referred to as the “IPO”) in order to carry on the business of LifeStance TopCo, L.P. and subsidiaries.

Our vision is a truly healthy society where mental and physical healthcare are unified to make lives better. Our mission is to help people lead healthier, more fulfilling lives by improving access to trusted, affordable and personalized mental health care. To fulfill this mission, we have built one of the nation’s largest outpatient mental health platforms based on number of clinicians and geographic scale.

We are dedicated to improving the lives of our patients by reimagining mental health through a disruptive, tech-enabled in-person and virtual care delivery model built to expand access and affordability, improve outcomes and lower overall health care costs. We combine a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access to mental health treatment. By revolutionizing the way mental health care is delivered, we believe we have, an opportunity to improve the lives and health of millions of individuals.

We employed 4,790 licensed mental health clinicians through our subsidiaries and affiliated practices in 32 states as of December 31, 2021. Our clinicians offer patients a comprehensive suite of mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy. We treat a broad range of mental health conditions, including anxiety, depression, bipolar disorder, eating disorders, psychotic disorders and post-traumatic stress disorder. Patients can receive care virtually through our online delivery platform or in-person at one of our conveniently located centers. Through our more than 250 payor relationships, including national agreements with multiple payors, patients can utilize their in-network benefits when they receive care from one of our clinicians, enhancing access and affordability.

Mental illness is a large and growing crisis that creates a significant burden on the healthcare ecosystem. One in five U.S. adults and one in six youths will experience mental illness each year and over 50% of adults will experience mental health issues during their lifetime. This incidence has been worsening in recent decades. This prevalence makes mental health a greater disease burden than cancer or heart disease. This disease burden has a broader impact across all of healthcare—healthcare costs for individuals with mental health conditions, including depression, have been shown to be approximately three and a half times higher than for people without those conditions.

However, there are significant barriers to addressing this crisis:

•
Lack of Access: Despite this large burden, access to mental health treatment is plagued by significant challenges. Even if patients are able to access a mental health professional, studies show they often face significant wait times of up to one to two months. During this time, their underlying physical and mental health issues may worsen, potentially requiring treatment in costlier care settings like hospitals, emergency rooms and inpatient mental facilities.
•
Lack of Affordability: Nearly 50% of outpatient mental health clinicians do not accept any form of commercial insurance, forcing patients to pay cash out-of-pocket for treatment and, therefore, reducing the likelihood that patients will receive treatment. In a 2018 survey, nearly one in four people reported needing to choose between getting mental health treatment and paying for daily necessities.
•
Lack of Scale and Organization: Outpatient mental health is highly fragmented. We believe that independent clinicians are burdened with significant non-clinical business demands, including marketing, payor contracting, billing and collecting, and other administrative tasks, impeding their ability to focus on their patients’ care. A corresponding lack of resources to invest in infrastructure and technology exacerbates these burdens, even as growing regulatory and compliance requirements increase the need for them. This lack of technology further constrains access issues—for example, through limited or no virtual capabilities—while impeding the ability to effectively track patient data and outcomes as needed to ensure care is being delivered effectively.
•
Lack of Care Coordination: Many primary care physicians and specialists are not well-equipped to identify and treat patients with mental health conditions, resulting in many patients receiving treatments only once their condition has been exacerbated or not receiving treatment at all. This limited access to treatment has a significant social and economic impact. According to the Center for Prevention and Health Services, nearly 217 million work days are lost annually to absenteeism and reduced productivity due to mental health issues, resulting in an estimated increased annual cost to employers of nearly $17 billion.

We founded LifeStance to solve these challenges. More broadly, we recognized that addressing this unmet need would require a transformation of how mental health care is built and delivered. We developed powerful incentives for each of our stakeholders—patients, clinicians, payors and primary care and specialist physicians—to align with our mission, adopt our platform and drive our growth.

We Provide Patients Access to Convenient, Affordable, High-Quality Care

We are the front-door to comprehensive outpatient mental health care. Our clinicians offer patients comprehensive services to treat mental health conditions across the clinical spectrum. Our in-network payor relationships improve patient access by allowing patients to access care without significant out-of-pocket cost or delays in receiving treatment. Our personalized, data-driven comprehensive care meets patients where they are through convenient virtual and in-person settings. Three quarters of patients prefer in-person mental healthcare. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

We Empower Clinicians to Improve the Lives of Their Patients

We empower clinicians to focus on patient care and relationships by providing what we believe is a superior workplace environment, as well as clinical and technology capabilities to deliver high-quality care. We offer a unique employment model for clinicians in a collaborative clinical environment—with clinicians employed by our subsidiaries and affiliated practices—and we improve patient access through in-network payor contracts and primary care and specialist physician referrals. Our integrated platform and national infrastructure reduce administrative burdens for clinicians while increasing engagement and satisfaction. Our digital platform enables collaboration across the clinician team. Our clinicians are dedicated to our mission—in 2021, we were Certified by Great Place to Work, the global authority on workplace culture, employee experience and leadership behaviors proven to deliver market-leading revenue, employee retention and increased innovation.

We Improve Outcomes and Reduce Costs for Payors and Their Members

We partner with payors to deliver access to high-quality outpatient mental health care to their members at scale. Long-term analyses demonstrate that $1 spent on collaborative mental health care saves $6.50 in total medical costs, representing a compelling opportunity for us to drive improved health outcomes and significant cost savings. Through our validated patient outcomes and extensive scale, we offer payors a pathway to achieving these savings in the broader healthcare system. By offering access to our services, payors also have an opportunity to reduce their employer customers’ significant mental health costs arising from higher employee absenteeism and lower productivity.

We Enable Primary Care and Specialist Physicians to Deliver Superior Care

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

We Have an Opportunity to Transform Healthcare as a Whole

To truly transform healthcare, the integration of mental and physical care is increasingly recognized as a critical priority. It is estimated that over one-third of all patients with chronic physical diseases have a co-occurring mental health disorder. Our scale, breadth of capabilities and value proposition to our key stakeholders position us to enable this transformation, which we are already undertaking. We co-locate our clinicians to facilitate seamless mental health care treatment and enable collaborative care consultation with other care providers. We have over 10 integrated care programs underway, including partnerships with Medicare Advantage plans, employers, and chronic care providers as we lead efforts that seek to demonstrate the ability of fully-integrated mental health models to improve holistic health outcomes. We envision a future where the coordination and delivery of mental and physical care is accomplished collaboratively between primary care and mental health providers to improve overall patient health, and we are actively working to lead the mental health industry in this direction.

We Have Experienced Significant Growth

We have a demonstrated track record of growth. Our number of employed clinicians increased from 1,404 as of December 31, 2019, to 3,097 as of December 31, 2020 and to 4,790 as of December 31, 2021.

We generate revenue on a per-visit basis when a patient receives care from one of our clinicians. Depending on the state, our clinicians are either employed directly through our subsidiaries or through our affiliated practices, for which we manage day-to-day operations pursuant to long-term management services contracts. Our revenue is generally derived from in-network insurance coverage, pursuant to which our subsidiaries or affiliated practices are reimbursed for patient services. For the year ended December 31, 2021, 90% of our revenue was derived from commercial in-network payors, 5% of our revenue was derived from government payors, 4% of our revenue was derived from patients on a self-pay basis and 1% of our revenue was derived from non-patient services. Our contracts with payors are typically structured as fee-for-service arrangements, with negotiated reimbursement rates for our clinical services. With respect to our affiliated practices, our revenue is derived from management fees negotiated under our management services contracts. We believe we are well-positioned to grow our revenue by catering to each of our stakeholders and remaining focused on our patient-centered mission.

We estimate that the outpatient mental healthcare market in the United States was approximately $116 billion as of 2020. We expect that the market will nearly double from 2020 to 2025 at a compound annual growth rate of 14%, to approximately $215 billion.

We Deliver Value for All Key Stakeholders in the Healthcare Ecosystem

Our model is built to empower each of the healthcare ecosystem’s key stakeholders and align around our shared goal of delivering a healthier life for patients by creating access to high-quality mental health care.

Our Patients Gain Access to High-Quality Care When and Where They Need It

Our clinicians treated more than 570,000 unique patients through approximately 4.6 million visits in 2021. We aim to deliver value to our patients in multiple ways:

•
Superior patient experience: We have a relentless focus on delivering a superior experience to our patients. We enable our patients to conveniently see their clinician through their preferred choice of virtual or in-person visits. Three quarters of patients prefer in-person mental healthcare. We optimize patient engagement through our convenient digital tools, including online scheduling, adherence reminders, online prescription refills and online payments. We believe our centers are built to a superior standard that provides our patients with a best-in class visit experience. Enabling our patients and elevating their experience makes them more likely to seek help, resulting in higher engagement and an increased likelihood they will continue treatment. We believe our superior patient experience drives increased patient engagement—in 2021, 84% of our patients have had two or more visits with our clinicians.
•
Front door to comprehensive mental health care: We offer comprehensive access to a suite of services to meet our patients’ needs through their mental health care journey. Our patients have access to our comprehensive team of licensed mental health clinicians, including psychiatrists, advanced practice nurses ("APNs"), psychologists and therapists. We use a data-driven digital onboarding process to match patients with clinicians based on their needs and collaborate to develop medically-driven care plans. We believe our breadth of clinical capabilities enables superior coordination among disciplines to deliver our patients the best possible care.
•
Increased access and affordability through in-network coverage: We have over 250 payor relationships nationally, which improves access and affordability for our patients. Our in-network patients can seek initial mental health screening, clinical treatment and subsequent therapy or follow-up as needed in a timely manner appropriate for their needs.
•
Outcomes-driven, patient-centric care: Through our technology and our outcomes data, we enable patients and their clinicians to track improvements in their well-being, increasing their engagement with care.

Our Clinicians Are Empowered to Focus on Improving the Lives of Their Patients

We deliver value to our clinicians through our "Seven Points of Value" clinician value proposition:

•
Mission-driven culture: Our platform enables our clinicians to focus on delivering the best possible care to their patients. We augment their ability to serve their patients through technology tools and data, while freeing them from the many non-clinical burdens they face in independent practice.
•
Collegial and collaborative: We promote a clinical culture of collaboration and ongoing learning for our team of mental health professionals. Our clinicians share evidence-based practices and meet regularly for continuing education and other collaborative opportunities for learning. They are also strongly supported to work together across disciplines to provide the most comprehensive and clinically effective care possible—often the most effective, evidence-based treatment modality is a combination of psychotherapy and psychiatric medication, and our mix of prescribers and non-prescribers supports the ability to provide optimal patient care.
•
Strong work-life balance: Our conveniently located centers and virtual care delivery platform provide our clinicians with greater flexibility and convenience to serve their patients in whatever environment is most suitable. This flexibility improves clinician engagement, efficiency and their overall working environment.
•
Enhanced digital tools: We have built a centralized operating platform that enables significant efficiencies for our clinicians, alleviating administrative burden, expanding availability for patient care and improving overall clinician satisfaction. Our unified electronic health record and outcomes tracking platform, combined with our management of day-to-day operational aspects such as marketing, payor contracting, billing and collecting, intake, and scheduling, alleviates administrative burden and improves overall career engagement.
•
Robust support services: With our robust support services, we alleviate the administrative burden and free clinicians from the many nonclinical burdens they face in an independent practice, allowing them to dedicate their time to patient care.
•
Competitive compensation package: Our clinicians are employed as W-2 employees by our subsidiaries and affiliated practices rather than as independent contractors, the latter of which we believe is more common in the mental healthcare industry in the United States. Additionally, we offer a flexible visit-based economic model, which allows our clinicians to build their patient panels while flexibly managing caseloads in line with clinicians’ personal preferences.
•
Ownership mentality: We believe investing in our talent in human capital is paramount. Under our employee equity incentive program, we make grants to eligible employees, including clinicians, beginning in 2022. For clinicians, eligibility for equity awards and vesting are tied to productivity, directly serving our mission of expanding access to mental healthcare at this critical time for the country. We believe our equity program boosts our value proposition in a highly competitive labor market, can help attract and retain the talent needed for our patient-centric business model, and promotes an ownership mindset among our employees, including our clinicians. Just as critically, it aligns with our values and purpose and builds on a history of investment in our team by providing meaningful rewards for furthering our mission of enhancing access to mental healthcare in a sustainable manner over the long term.

Our Payor Partners Expand Access, Improve Outcomes and Lower Costs

We have over 250 in-network payor relationships offering access to our clinician team. We deliver value to our payor partners in several ways:

•
Access to a national clinician employee base: We deliver a scaled and comprehensive mental health care offering with an appropriate mix of psychiatric and therapeutic expertise to offer to their members and employer clients.
•
Lower total medical costs: Long-term analyses demonstrate that incremental spend on mental health care for patients results in significantly higher savings in total health care costs. As a result, improving access and coverage of mental health care represents a large cost containment opportunity with a compelling return on investment.
•
Measurable outcomes: We track major measures of clinical outcomes, quality and utilization. These measures allow us to track the improvement of patients, measure their progress and provide our payor and employer partners with the data to quantify the impact of our care. We believe we are uniquely positioned to offer payors this comprehensive data and outcomes capability within our industry.
•
Stronger member and client value proposition: We believe our clinicians provide best-in-class mental health treatment services and experience, which enables payors to provide to their members a superior product. Because mental health conditions can lead to employee absenteeism and lower productivity, we believe our payor partners are also well-positioned to deliver value to their employer clients.

Our Primary Care and Specialist Physician Partners Can More Effectively Improve the Lives of their Patients

We partner with primary care physicians and specialist physician groups, to deliver improved health outcomes for our shared patients:

•
More efficient referral base: We offer our primary care and specialist partners an extensive mental health clinician base for their patients, enabling their patients to receive the best total care across their mental and physical health needs. As we scale nationally, large provider groups can partner with us to streamline their mental health referrals. By having access to our extensive clinical team, primary care and specialist physicians can more easily and consistently connect patients to our clinicians throughout the course of their care.
•
Improved outcomes: Through the integration of mental and physical health care, we believe physicians can achieve better outcomes and lower total health care costs to their patients with co-morbidities. Our outcomes also provide our primary care and specialist physician partners with data to assess treatment of our mutual patients.
•
Enable more integrated care and lower costs: We believe mental and physical health care integration may help lower costs to our primary care physician partners under reimbursement models where reimbursement rates are tied to quality and value-based outcomes. Our collaborative care model, through our partnerships with primary care physicians, other specialists and payor partners, aims to improve early diagnosis of mental health conditions to drive identification and better treatment, which may lead to improved quality outcomes and lower costs.

Our Strategies for Growth

We believe we are well positioned to sustain our strong track record of growth and accomplish our mission to reimagine mental health care in the United States. To achieve this, we are anchored on our vision to deliver the highest-quality care for our patients and our value proposition to our key stakeholders.

Highly Scalable Platform with Proven Growth Playbook

We believe we have developed a highly replicable playbook that allows us to enter new markets and pursue growth through multiple vectors. To enter new markets, we generally seek to establish our clinician base in those markets by acquiring high-quality practices with a track record of clinical excellence and in-network payor relationships.

Once we enter a market, we build market density by hiring or acquiring clinicians in that market. To drive growth in our clinician base, we have developed an in-house clinician recruiting model that is built on our compelling clinician value proposition. Our proprietary pipeline of clinician groups around the country also provides us with the opportunity to selectively expand our clinician base via tuck-in acquisitions. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us the partner of choice for smaller, independent practices.

In addition to acquiring and expanding existing practices, we open de novo centers to provide physical locations for our clinicians to deliver on our hybrid model of in-person or virtual care. From our inception through December 31, 2021, we have successfully opened 226 de novo centers and completed 77 acquisitions of existing practices.

Our clinician productivity drives center profitability, as evidenced by our de novo centers generating an attractive and predictable return on investment. All but one of our de novo centers that have been open for 18 months or longer have achieved profitability within that time period.

Expand Presence in Our Existing Markets

We believe we have built a powerful market growth engine that allows us to rapidly grow our presence within our markets and unlock potential latent demand through our differentiated scale, access and affordability. We have a significant opportunity to scale within our existing footprint. We estimate that there are approximately 650,000 mental health clinicians in the United States, which provides us with a meaningful runway to grow from our current base of 4,790 employed clinicians, as of December 31, 2021. Our investments in technology are a critical component of our growth, improving our patient and clinician experience and enabling us to leverage our platform scale to expand our reach. Our virtual and in-person care model allows us to optimize our utilization within our existing center and clinician footprint while flexibly scaling our platform capacity across our markets to meet demand. Our existing payor and primary care physician relationships further support this rapid growth by improving our patient access as we grow in our markets. Our unified technology and operational platform is also highly scalable, helping us sustain our rapid growth.

Enter into New Markets

We believe our model is highly replicable nationally. We identify new markets based on the core characteristics of attractive patient population demographics, substantial clinician recruiting opportunities, untreated patient communities and a diverse group of payors. We are able to enter new markets and grow our clinician base in those markets via acquisitions of clinician groups and through clinician hiring. Acquired centers and de novo centers provide a physical location for our clinicians, allowing care to be delivered in-person or virtually based on optimal patient care. Our multiple national payor contracts ensure we have immediate in-network coverage in our new markets, transforming patient access and unlocking potential latent demand. The highly fragmented nature of our industry provides us with significant opportunity to build and expand our presence across the United States.

Consistent with the corporate practice of medicine doctrine, in certain states, we acquire and operate some of our centers as affiliated practices.

Grow Our Partnerships with Key Stakeholders

We enjoy preferred national relationships with payors based on our scale, comprehensive service offering and ability to integrate mental health care. We have over 250 in-network payor relationships. We are focused on improving the lives of our patients through validated outcomes that enable health care cost savings and further increasing our value as a partner to payors, primary care and specialist physicians and employers. Our goal is to continue to closely integrate mental and physical care. We believe that increased integration across the industry could enable payors to realize their population health goals and enable our primary care and specialist physician partners to successfully operate within value-based care and outcomes-driven reimbursement models. As we continue to grow, we see an opportunity to augment the scope of our relationships with each of our stakeholders, including by entering into risk-sharing partnerships. We believe our deepening relationships with each of these key health care stakeholders will further drive our success as we benefit from continued growth in our patient referral networks.

Advance Integrated Care Models

Long-term analyses demonstrate that $1 spent on collaborative mental health care saves $6.50 in total medical costs, representing a compelling opportunity for us to drive improved health outcomes and significant cost savings. We are currently pioneering collaborative care models with our payor partners in several of our markets, embedding mental health clinicians into primary care centers to evaluate and treat patients in a single setting. We co-locate our clinicians in primary care and specialist offices. We are also in programs with partners in certain chronic disease populations to identify and treat co-occurring mental health conditions, with the goal of improving overall health outcomes. Over time, our goal is to continue to evolve our offering toward a fully-integrated care model in which primary care and specialist physicians and mental health clinicians work together to develop and provide personalized treatment plans for shared patients. By collaborating as a team for shared patients, we believe we will not only be able to provide a seamless response to patients’ needs in a unified practice but also deliver better outcomes and lower overall medical costs.

Highly Experienced Executive Team

Our executive team has a proven track record, having successfully founded and led several patient-centric healthcare businesses. Our leadership team has an average of over 20 years of experience across operational, technology and clinical roles in healthcare and technology businesses. We believe our executive team’s extensive experience will continue to drive our success.

Our Integrated Platform Is Reimagining Mental Health

We have purpose-built an integrated platform to reimagine how mental health care is delivered. Our patient-focused platform combines differentiated clinical capabilities with a personalized, digitally-powered patient experience designed to transform patient access and treatment.

Extensive Scale, Breadth and Access

We are reimagining access to mental health care in the United States. We are one of the nation’s largest providers of outpatient mental health care in the country based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 4,790 dedicated clinicians in 32 states, as of December 31, 2021. In 2021, our clinicians treated more than 570,000 unique patients through approximately 4.6 million visits. We serve all patient demographics through a comprehensive suite of mental health services to treat the most common mental health conditions. Our care delivery model enables patient access via virtual or in-person visits, at their convenience. We believe the scale, breadth and depth of our offering is unmatched in our industry.

Our Clinicians

We strive to provide a best-in-class working environment for our 4,790 employed psychiatrists, APNs, psychologists and therapists. We believe our dedicated employment model offers a superior value proposition compared to independent practice. We employ a comprehensive range of mental health professionals to provide multi-disciplinary clinical modalities through our subsidiaries and our affiliated practices. We serve all patient demographics—children, adolescents, adults and geriatrics. Patients have seamless access to our team of licensed mental health clinicians, including psychiatrists, APNs, psychologists and therapists. Our breadth of clinical capabilities facilitates coordination across psychiatric and psychotherapy treatment modalities, limiting the need to refer patients externally as their needs are met within our comprehensive service offerings. Our clinicians have access to our digital platform, which allows for shared electronic medical records for internal communication, and facilitates patient referrals within our clinician team, both of which support our collaborative approach to care.

Our Clinical Services

We offer a comprehensive suite of services to meet patients’ needs across their mental health care journey. Our clinicians provide services spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy. We treat a broad range of mental health conditions, including anxiety, depression, bipolar disorder, eating disorders, psychotic disorders and post-traumatic stress disorder. We use evidence-based approaches to ensure effective treatment. Our outcomes data is tracked and shared with our clinicians to monitor patient progress and adjust treatment as needed to achieve the best possible patient treatment results.

Our Digital Strategy

We believe that, while advanced digital capabilities are an essential part of the future of mental health care delivery, it is difficult to replicate and replace the in-person, human aspect of care. As a result, we have built a holistic, people-driven, digitally enabled care experience.

From the first interaction with LifeStance, our digital capabilities enable us to improve patient access, match patients with clinicians more efficiently and successfully, inform clinician decisions through data-driven insights and streamline referrals and consultations.

We are uniting virtual and in-person treatment with the goal to redefine the delivery of mental care for consumers across the ecosystem—one that delivers virtual engagement as personalized and human as the best in-person visits, and in-person visits as simple and seamless as the best digital experiences.

Across all three pathways and constituencies, we believe LifeStance delivers distinct value today, while continuing to shape and bring to life a vision for potentially even greater value in the future.

Our Hybrid Care Delivery Model

We deliver comprehensive care to our patients through a seamless and convenient virtual and in-person experience that allows patients to choose how they access their treatment. Within our care delivery model, patients can easily switch from virtual to in-person care due to unforeseen circumstances—for example, if they are delayed at work, traveling or at home with an ill child—which improves continuity of care. This flexibility is especially critical in certain circumstances when, for example, a patient changes medications and a two-week follow-up is necessary to ensure effectiveness. Our hybrid virtual and in-person delivery model is also crucial in treating certain mental health conditions, such as active substance abuse, eating disorders and autism, where we believe in-person treatment is essential to generate successful outcomes compared to virtual-only delivery models.

Our Centers

When they choose to do so, our patients can receive in-person care at one of our 534 centers, both acquired and de novo. Currently, our typical de novo center comprises 3,500 to 4,500 square feet and 10 to 12 clinician exam rooms. We systematically locate our de novo centers within a given market to ensure convenient coverage for in-person access to care. To provide our patients and clinicians with flexibility, our centers are generally open five days a week from 7:00 a.m. to 9:00 p.m. local time, with some open on Saturdays. Each de novo center offers a comprehensive clinical care team of clinicians offering psychiatric and psychotherapy services.

We aim to provide a superior in-person patient experience. Our de novo centers are built and fully outfitted to architectural design standards to create a comfortable and welcoming experience for our patients and clinicians that is replicated across our markets. Our spaces are compassionate, human-centric environments, thoughtfully designed to support best practices in mental health care, while providing a collaborative and inclusive backdrop for patients and clinicians alike.

Our Virtual Care

To enhance patient access, we offer patients the ability to conduct a given visit with their clinician virtually. Our virtual visit experience is convenient and easy to use. Patients can schedule their visit online and are able to conduct their visit via our digital platform at the time of their appointment from their computer, mobile device or tablet. In advance of their appointments, patients are sent an automatic reminder via text or e-mail, depending on their preference, with a link to launch the visit. We further optimize patient engagement through our convenient digital tools, including online messaging, adherence reminders, online prescription refills and online payments. Our patient portal allows patients and clinicians to communicate regularly, which is critical in a variety of circumstances, including for example, to help prevent errors in medication dosing and compliance. By offering these accessible tools, we believe patients are more likely to seek care and maintain appointments, driving further engagement and improving health outcomes.

Our Patient Acquisition Strategy

We focus on driving growth in our patient base primarily through two avenues: pursuing contracts with payors on a national, regional and local level; and our development of referral relationships with physicians, most notably in primary care, as well as specialist physicians.

Our Payor Relationships

As of December 31, 2021, we had a large and diverse base of over 250 national, regional and local payors. Our dedicated payor relationship team is divided into three regions to ensure that strong relationships with regional operations teams and insurance companies are cultivated. Our payor contracting teams consist of professionals with decades of experience working with large national payors. We believe this expertise is critical to allowing our team to engage with payors more effectively than other providers. Our teams negotiate, implement and manage new payor relationships, drive regional rate improvement and advance key initiatives. We enter into individually negotiated regional contracts with regional entities comprising national payors. Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2021; UnitedHealthcare and Anthem, comprising 19% and 14%, respectively. Our contracts with payors are generally fee-for-services arrangements. Only a nominal number of our contracts provide for incremental payments tied to the attainment of quality or performance metrics, and such payments comprised an immaterial portion of our revenue during the period.

Our Physician Relationships

As of December 31, 2021, we had a large base of regional referring primary care physicians, specialist physicians and other network providers. Within our markets, we partner with primary care practice groups, specialists, health systems and academic institutions to refer patients to our centers and clinicians. To achieve this we have center leadership teams that build and maintain relationships with our referring partner networks. These teams focus primarily on creating awareness of our platform and services including existing and new centers as well the introduction of newly hired clinicians with appointment availability. When establishing new centers, we seek to build relationships with proximally located primary care and specialty offices as well as psychiatric hospitals to raise awareness. We achieve this through in-person visits as well as offline and online marketing. We established ongoing rapport with these groups by making progress reports, discharge summaries and outcomes data available.

Our Marketing Efforts

We also use marketing strategies to develop our national brand to increase brand awareness and promote additional channels of patient recruitment. Our channel marketing strategies are online through web, social media and paid social ad campaigns and search engines, including direct-to-consumer paid search optimization. Clinicians accepting new patients can be booked for appointments directly online. We also hand out a limited number of printed brochures or other marketing materials to raise awareness of the Company locally.

Organization

Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. See “—Government Regulation—Corporate Practice and Fee-Splitting.” In states where we are not subject to corporate practice of medicine laws, we operate our business through centers that are wholly owned by our subsidiaries. In states where the corporate practice of medicine doctrine applies, in order to comply with such laws, we do not own the centers or directly employ the clinicians. Instead, such practices are owned by Dr. Anisha Patel-Dunn, our Chief Medical Officer, or other licensed clinical leadership employees. However, we own substantially all of the assets of the center and enter into a long-term management services contract with the center pursuant to which we provide all the services to the center that it needs to operate, with the exception of medical or clinical services. As of December 31, 2021, 289 of our 534 centers were operated as affiliated practices. We manage our wholly-owned centers and affiliated practices consistently and generally do not distinguish between our wholly-owned centers and affiliated practices in operating our business, subject to compliance with applicable law.

Our subsidiaries directly employ the clinicians who practice at our wholly-owned centers, whereas, with respect to our affiliated practices, our affiliated practices directly employ the clinicians. Any payment to a clinician at an affiliated practice is made pursuant to the clinician’s employment agreement with the affiliated practice (not through the management services contract).

Payor Agreements

We and our affiliated practices have over 250 payor relationships across multiple independent regional and national contracts. These relationships allow members to utilize their in-network benefits when such individual elects to receive service from one of our clinicians. As of December 31, 2021, our contracts with payors typically provide for an initial term of one to three years and auto-renewal thereafter for additional one year terms, with a majority of those agreements in automatic annual renewal stages. The contracts with our three largest payor partners are entered into on substantially consistent terms. In most markets, our practices have been contracted (in-network with payors) for more than a decade. While length of contract and economic terms are often negotiated, payors generally use form contracts that contain terms and conditions that are standard in the industry. A small number of our agreements with payors also include terms and conditions to incentivize us and facilitate our ability to provide quality care to that plan’s members, with modest bonus payments tied to quality or utilization metrics.

The contracts governing the relationships with our payors include terms such as the period of performance, reimbursement rates and termination clauses. Typically, these contracts provide for a pre-determined fee based on a negotiated fee for service schedule or a customary charge that is typically a certain percentage of the fees specified in the CMS Medicare Physician Fee Schedule that is charged to the patient and the payor when a patient covered by the payor obtains services from one of our clinicians.

Many of our contracts are terminable for convenience by either the payor or us after a notice period has passed. The related notice period in our contracts is negotiated on a case-by-case basis and is dependent on many factors, some of which are outside of our control. Most of our contracts include cure periods for certain breaches, during which time we may attempt to resolve any issues that would trigger a payor’s ability to terminate the contract. Certain of our contracts may be terminated immediately by the payor if we lose applicable licenses, go bankrupt, lose our liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or become excluded, suspended or debarred by state or federal government authorities, our contract with such payor could in effect be terminated. The loss, termination or renegotiation of any contract could negatively impact our results. In addition, as payors’ businesses respond to market dynamics and financial pressures, and as they make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our payors will, from time to time, seek to restructure their agreements with us.

The contracts with our payors impose other obligations on us. For example, we typically agree that all services provided under the payor contract and all employees providing such services will comply with the payor’s policies and procedures. Further, upon termination, we are generally obligated to continue the provision of covered services to a member for a certain amount of time or a given event, for example, for a period of 60 days or until the member is discharged from services. In addition, in most instances, we have agreed to indemnify our payors against certain third-party claims, which may include claims relating to the services performed under the agreement.

Competition

The market for mental health services is competitive. We compete in a highly fragmented market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as patients, clinicians, payor partners and physician partners. Our competitors primarily include other mental health providers that deliver services virtually or in-person. Our indirect competitors also include episodic consumer-driven point solutions, such as in-person and virtual life coaching, digital therapy and support tools and other technologies related to mental health care. As the demand and market for mental health services continue to grow, we may also face competition from new market entrants, including major retailers that have recently begun to offer in-person and virtual mental health care in certain markets. However, as our market grows, new stakeholders in the healthcare ecosystem could provide increased partnership opportunities for us. Each of the individual geographic areas in which we operate has a different competitive landscape. In each of our markets we compete with other mental health providers for patients and in contracting with commercial payors. In addition, we face intense competition from other clinical practices, hospitals, health systems and other outpatient mental health providers in recruiting psychiatrists, APNs, psychologists, therapists, and other health care professionals.

The principal competitive factors in our industry include:

•
patient engagement and satisfaction;
•
quality outcomes for patients;
•
comprehensive digital tools;
•
ability to negotiate favorable reimbursement rates;

•
convenience, accessibility and availability;
•
brand awareness and reputation;
•
technology capabilities;
•
ability to attract and retain quality clinicians;
•
employment models;
•
geographic footprint;
•
level of participation in insurance plans;
•
scalability of models; and
•
financial resources and stability.

We believe that we compete favorably with our competitors on the basis of these factors and we believe the offerings of competitors inadequately simultaneously address the needs of key stakeholders or fail to do so at scale. See “Risk Factors—Risks Related to Our Business—We operate in a competitive industry, and if we are not able to compete effectively our business, results of operations and financial condition would be harmed.”

Government Regulation

The healthcare industry and the practice of medicine are governed by an extensive and complex framework of federal and state laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are high. Our profitability depends in part upon our ability to operate in compliance with applicable laws and to maintain all applicable licenses. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. A review of our business by courts or regulatory authorities could result in determinations that could adversely affect our operations or health care regulatory environment may change in a way that impacts our operations.

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of telehealth. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period. Prior to the COVID-19 pandemic, our reimbursement rates for telehealth and in-person care were substantially similar. This was driven by contractual arrangements with our payor partners or payor policies, which we expect to remain in effect.

Practice of Medicine

Corporate Practice and Fee-Splitting

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in certain of the states in which we operate. These laws generally prohibit the practice of medicine or practice of psychology by lay-persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment.

In these states, we contract with affiliated practices, who in turn employ or retain licensed clinicians and other staff to deliver mental health care services to patients. We enter into management contracts with our affiliated practices pursuant to which we provide a wide range of administrative services and receive payment from our affiliated practices. These administrative services arrangements are subject to state laws, including those in certain of the states where we operate, which prohibit the practice of medicine and the corporate practice of psychology by, and/or the splitting of professional fees with, non-professional persons or entities such as general business corporations.

Corporate practice and fee-splitting prohibitions vary widely from state to state. In addition, such prohibitions are subject to broad powers of interpretation and enforcement by state regulators. Our failure to comply could lead to adverse action against us and/or our clinicians by courts or state agencies, civil or criminal penalties, loss of clinician licenses, or the need to restructure our business model and/or clinician relationships, any of which could harm our business.

Practice of Medicine and Provider Licensing

The practice of medicine and the practice of psychology are subject to various federal, state, and local laws and requirements, including, among other things, laws relating to quality and adequacy of care, clinical personnel, supervisory requirements, mental health, medical equipment, and the prescribing and dispensing of pharmaceuticals and controlled substances.

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

Clinicians who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. Federal and state laws also limit the ability of clinicians to prescribe pharmaceuticals and controlled substances via telehealth. We have established systems for ensuring that our affiliated clinicians are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could lead to adverse action against our clinicians, which could harm our business model and/or clinicians relationships and have a negative impact on our business.

State and Federal Health Information Privacy and Security Laws

HIPAA

We must comply with various federal and state laws related to the privacy and security of personal identifiable information ("PII"), including health information. In particular, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes privacy and security standards that limit the use and disclosure of protected health information ("PHI") and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI. HIPAA’s requirements are also directly applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. Certain of our entities and affiliated practices are covered entities, while our management service entities are business associates.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties include civil monetary penalties of up to $60,226 per violation, not to exceed $1,806,757 for violations of the same standard in a single calendar year (as of 2021, and subject to periodic adjustments for inflation), and in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in violations of multiple standards.

We are also subject to the HIPAA breach notification rule, which requires covered entities to notify affected individuals of breaches of unsecured PHI. In addition, covered entities must notify the Office of Civil Rights ("OCR") and the local media if a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to OCR on an annual basis. The HIPAA regulations also require business associates to notify the covered entity of breaches by the business associate.

Many states in which we operate have their own laws protecting the privacy and security of personal information, including health information. We must comply with such laws in the states where we do business in addition to our obligations under HIPAA. In some states, such as California, state privacy laws are even more protective than HIPAA. It may sometimes be necessary to modify our operations and procedures to comply with these more stringent state laws. State data privacy and security laws are subject to change, and we could be subject to financial penalties and sanctions if we fail to comply with these laws.

42 C.F.R. Part 2 and Other Privacy Laws

The Federal Substance Abuse Confidentiality Regulations known as 42 C.F.R. Part 2 serve to protect patient records created by federally assisted programs for the treatment of substance use disorders. The federal government could initiate criminal charges for violations of Part 2, which include $500 for the first offense; and $5,000 for all subsequent offenses and seek fines up to $5,000 per violation for individuals and $10,000 per violation for organizations. Under the CARES Act, Congress also gave the U.S. Department of Health and Human Services ("HHS") the authority to issue civil monetary penalties for violations of Part 2, ranging from $100 to $50,000 per violation depending on the level of culpability.

In addition to federal and state laws protecting the privacy and security of personal information, we may be subject to other types of federal and state privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, along with laws that impose specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and provide credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA and pursuant to the related contracts that we enter into with our clients who are covered entities, we must report breaches of unsecured PHI to our clients following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

Association and network rules

In addition to the applicable privacy and data security laws, we may be subject to card association rules and regulations. For example, an independent standards-setting organization, the Payment Card Industry (“PCI”) Security Standards Council developed a set of comprehensive requirements concerning payment card account security through the transaction process, called the Payment Card Industry Data Security Standard ("PCI DSS"). All merchants and service providers that store, process and transmit payment card data are required to comply with PCI DSS as a condition to accepting credit cards. We must implement certain data security measures and are subject to annual reviews to ensure compliance with PCI standards worldwide and are subject to fines if we fail to maintain a valid certificate or are otherwise are found to be non-compliant.

Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal physician Ethics in Patient Referrals Act, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the referring physician or a member of the physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, unless an exception applies. The Stark Law is a strict liability statute, which means intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of various fraud, waste, and abuse laws, including the Stark Law, can be considered a predicate legal violation to submission of a false claim under the federal False Claims Act (described below) on the grounds that a provider impliedly certifies compliance with all applicable laws and rules when submitting claims for reimbursement. Penalties for violating the Stark Law may include: denial of payment for services ordered in violation of the law, recoupments of monies paid for such services, civil penalties for each violation and three times the dollar value of each such service, and exclusion from participation in government health care programs. Violations of the Stark Law could have a material adverse effect on our business, financial condition, and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for, or to induce, the (1) the referral of a person covered by government health care programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under government health care programs, or (3) the purchasing, leasing, ordering, or arranging or recommending the purchasing, leasing, or ordering, of any item or service reimbursable under government health care programs. Federal courts have held that the Anti-Kickback Statute can be violated if just one purpose of a payment is to induce referrals. Actual knowledge of this statute or specific intent to violate it is not required, which makes it easier for the government to prove that a defendant had the state of mind required for a violation. In addition to a few statutory exceptions, the Office of Inspector General ("OIG") of the HHS has promulgated safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but business arrangements that do not fully satisfy all elements of a safe harbor may result in increased scrutiny by OIG and other enforcement authorities. Violations of the Anti-Kickback Statute can result in exclusion from government health care programs as well as civil and criminal penalties, including fines of $105,563 per violation (as of 2021, and subject to periodic adjustments for inflation) and three times the amount of the unlawful remuneration. Violations of the Anti-Kickback Statute could have a material adverse effect on our business, financial condition, and results of operations.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor.

False Claims Act

The federal False Claims Act prohibits knowingly presenting, or causing to be presented, false claims to government programs, such as Medicare or Medicaid. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Some states have adopted similar fraud and false claims laws. Government agencies engage in significant civil and criminal enforcement efforts against health care companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $11,803 to $23,607 per false claim or statement (as of 2021, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government health care programs.

State Fraud, Waste and Abuse Laws

Several states in which we operate have also adopted similar fraud, waste, and abuse laws to those described above. The scope and content of these laws vary from state to state and are enforced by state courts and regulatory authorities. Some states’ fraud and abuse laws, known as “all-payor laws,” are not limited to government health care programs, but apply more broadly to items or services reimbursed by any payor, including commercial insurers. Liability under state fraud, waste, and abuse laws could result in fines, penalties, and restrictions on our ability to operate in those jurisdictions.

Other Health Care Laws

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their implementing regulations, includes several separate criminal penalties for making false or fraudulent claims to non-governmental payors. The health care fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any health care benefit program, which includes private payors. Violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government health care programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services. Violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a health care provider knowingly fails to refund an overpayment.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, (1) inappropriate billing of services to government health care programs, (2) employing or contracting with individuals or entities who are excluded from participation in government health care programs, and (3) offering or providing Medicare or Medicaid beneficiaries with any remuneration, including full or partial waivers of co-payments and deductibles, that are likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier (subject to an exception for non-routine, unadvertised co-payment and deductible waivers based on individualized determinations of financial need or exhaustion of reasonable collection efforts).

Intellectual Property

Our intellectual property is an important asset of the Company that enables us to develop, market, and sell our services and enhance our competitive position. We rely on trademarks, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights.

Employees and Human Capital Resources

LifeStance Health is Great Place to Work, certified by the Great Place to Work Institute which is the global authority on workplace culture. When asked what make LifeStance Health a Great Place to Work, our team members most valued Flexibility, Caring People, Management, Support Staff and Inclusion. In addition, nearly 85% of employees say, “I feel like I can bring my authentic self to work”.

As of December 31, 2021, we employed approximately 6,635 employees through our subsidiaries and affiliated practices, of which 3,662 were directly employed through our subsidiaries and 2,973 were directly employed by our affiliated practices. The clinicians of our affiliated practices have entered into employment agreements directly with our affiliated practices. All employees of our subsidiaries and affiliated practices are located in the United States. We engage temporary employees, independent contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

At LifeStance Health, we are building a culture that represents our values:

•
Delivering Compassion - we care for people unconditionally and act with empathy always
•
Building Relationships - we are collaborative, building enduring relationships to achieve more together
•
Celebrating Difference - we respect the diversity of every individual's lived experiences

Our employees are deeply compassionate, dedicated advocates for mental health and overall wellbeing. Over the last year, we have implemented a number of initiatives to support our employees’ health and wellbeing, in several ways:

Employee health & wellness: As a company focused on mental health, the culture and community we build with our employees is paramount. We have taken several steps to ensure we continue to support them both within and outside of the workplace.

First, we initiated quarterly satisfaction surveys, townhalls and a communication channel called Better Together, providing agency for clinicians and team members to share feedback that we can address timely in addition to celebrating key moments and milestones together. This accessible and personalized approach to communication parallels our mission and values and helps clinicians feel like while they are caring for patients, LifeStance is caring for them.

Second, recognizing that financial security is an important attribute of mental health, we developed a long-term incentive program to award employee stock grants – including to clinicians – providing meaningful rewards for furthering our mission of enhancing access to mental health care. In addition, we redesigned our medical benefits and wellness plans to significantly improve affordability and access for our team members including enhancements to parental leave, enhanced mental health benefits, and care navigation support for employees and extended family members.

Third, we implemented a systematic way of identifying clinicians and team members who may be experiencing burnout or compassion fatigue and offer peer-to-peer support through our national clinical team. In addition, all clinicians are assigned champions who initiate routine one-on-one communications to ensure that we are giving our clinicians opportunities to be heard and supported. These initiatives are especially important with lower social contact in the workplace resulting from the pandemic and team members working remotely.

Diversity, Equity, Inclusion and Belonging: Our National Diversity, Equity and Inclusion ("DEI") Committee is guided by the vision of fostering a workplace in which individuals of all backgrounds are welcomed by a culture of inclusion and respect. As a committee we are focused on education, cultural humility, celebrating difference and taking effective action to ensure every staff member and patient under our care understands that LifeStance is a safe place for them to be their authentic selves.

At LifeStance, culture starts with leadership—over 70% of our clinicians, 50% of our executive leadership team and 40% of our Board of Directors are diverse by gender or race/ethnicity.

Finally, we developed an in-house training, education and professional development program which is designed to promote a community-based approach to learning and enable team members to build relationships across locations. We are collaborating with our National DEI Committee and local DEI chapters to weave our value of Celebrating Difference into content and training modules. The combination of these initiatives is how we get Better Together at LifeStance.

Community: Another attribute of happiness and well-being is participation in pro-social giving. In support of this and further increasing access to affordable mental health care, LifeStance endowed the LifeStance Health Foundation in June 2021. The Foundation was developed to award grants, award scholarships and support organizations that share our mission with a focus on especially vulnerable patients including youth and adolescents, underrepresented minority communities and the underemployed/uninsured. To date, the LifeStance Health Foundation has awarded more than $400,000 to both national and local non-profits working to destigmatize access to mental healthcare including The Mental Health Coalition, the U.S. Olympic and Paralympic Foundation, Washington Recovery Alliance, Hillsboro Schools Foundation and Peer Health Exchange. In addition, we held a peer-to-peer recognition event called Giving Thanks over the holiday season which culminated in a day of celebrating individual clinicians and team members for how they make lives better every day and making a donation from LifeStance Health Foundation to nearly 120 local non-profit organizations nominated by our teams.

We are very proud to support our employees and their commitment to our mission which improves the health and wellbeing of patients across the communities we serve. While world events over the last few years have destigmatized mental health in important ways, our clinicians and team members chose a career in mental healthcare long before it was in the spotlight. Their compassion, expertise, and advocacy are making a difference. At LifeStance Health, we make lives better.

General Corporate Information

On January 28, 2021, LifeStance Health Group, Inc. was incorporated in the state of Delaware. Our principal executive offices are located at 4800 N. Scottsdale Road, Suite 6000, Scottsdale, Arizona 85251. Our telephone number is (602) 767-2100. Our website address is www.lifestance.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company and all of our business operations are conducted through our subsidiaries and affiliated practices.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, www.lifestance.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s

website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes included elsewhere in this Annual Report, before deciding to invest in our common stock. If any of the following risks should occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we do not currently deem material may also become important factors that adversely affect our business.

Risks Related to Our Business and Our Industry

We may not grow at the rates we historically have achieved or at all, even if our key metrics may imply future growth, including if we are unable to successfully execute on our growth initiatives and business strategies.

We have experienced significant growth since our inception in 2017. We continually execute a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, our strategy includes recruiting new clinicians, growing our business by opening de novo centers, acquiring high-quality existing centers, building our relationships with payors and developing strategic relationships with other primary care and specialist physicians to offer an integrated care model. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets, that we expect to achieve, or it may be more costly to do so than we anticipate.

Future revenue may not grow at historic rates or may decline. Our future growth will depend, in part, on our ability to attract and retain a sufficient number of qualified clinicians and support personnel, our ability to continue to successfully identify and execute on expansion opportunities, and our ability to demonstrate the value of our platform. A variety of risks could cause us not to realize some or all of these growth plans and benefits. These risks include, among others, labor market dynamics, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with evolving regulatory requirements, and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans negatively impacts our operations or costs more or takes longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, results of operations and financial condition may be harmed.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase proportionally or at all, and we may be unable to execute on our business strategy.

Our significant growth in recent periods may put strain on our business, operations and employees. For example, we added 164 centers through our subsidiaries and affiliated practices in 2021 and grew from 1,404 employed active clinicians as of December 31, 2019 to 3,097 clinicians as of December 31, 2020, and to 4,790 clinicians as of December 31, 2021. We have also significantly increased the number of patient visits conducted over this period. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our financial and accounting systems and our IT infrastructure. In addition, in order for our clinicians to effectively provide virtual services to patients, we need to provide them with adequate IT and technology support.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in or exacerbate weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures. As we expand and make related upfront capital expenditures, including leasing new centers, developing our platform, and hiring clinicians within those centers, our margins may be reduced during those periods as we will not recognize patient service revenue until those centers open and begin patient visits. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy, which would adversely affect our business, results of operations and financial condition.

We face competition for experienced clinicians that may increase labor costs and reduce profitability if we are unable to retain clinicians.

Our ability to retain and attract qualified clinicians is critical to our ability to provide high quality care to patients and successfully cultivate and maintain strong relationships in the communities we serve. If we cannot recruit and retain our base of experienced and qualified clinicians, our expenses may increase and our revenues may decline. We have recently experienced an accelerated rate of attrition, which has had and may continue to have adverse effects on our business, financial condition, results of operations, as well as our ability to open new centers.

As we implement actions to reduce attrition and increase hiring of clinicians, we expect to experience increases in our labor costs, primarily due to higher wages and greater benefits required to retain and attract qualified healthcare personnel, and such increases may adversely affect our profitability. To attract, train and retain qualified clinicians, we offer competitive compensation and benefit packages (including an equity incentive program), which may require significant investment. These measures may not be enough to attract and retain the personnel we require to operate our business effectively and efficiently. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them may have limited effectiveness and may lead to increased turnover and other challenges.

In addition, hiring new clinicians involves challenges, including the ability to manage decreased profitability and increases expenses incurred during each clinician’s development and ramp-up period. Rising expenses including wage inflation could adversely affect our ability to attract and retain high-quality clinicians. The substantial management time and resources which our new clinicians require may result in disruption to our existing business operations, which may harm our profitability. Our inability to successfully address these challenges and other factors may adversely affect the quality and profitability of our business operations as we pursue our growth and human capital strategy.

Our growth depends on our ability to recruit, acquire and retain clinicians.

Our model requires us to continue to hire clinicians and establish a patient base in order to produce a return on investment. When we enter new markets, we may encounter difficulties in attracting new clinicians due to competition and area demographics and may encounter difficulties in attracting new patients due to a lack of patient familiarity with our brand, our lack of familiarity with local patient preferences, and preexisting relationships between patients and clinicians who are not affiliated with our Company. We cannot be certain that we will produce the anticipated revenues or return on investment or that our performance will not be materially adversely affected by new or expanded competition in our market areas.

We plan to acquire existing high-quality centers as part of our business strategy and may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom.

Historically, a part of our business strategy has been the acquisition of existing high-quality centers with in-network payor relationships. We plan to continue to evaluate and make acquisitions pursuant to our strategy and may also seek to acquire or invest in businesses or technologies that we believe could complement or expand our business and our platform, enhance our capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

We also may not achieve the anticipated benefits from acquired centers due to a number of factors, including, but not limited to:

•
unanticipated costs or liabilities associated with acquisitions;
•
difficulty integrating or migrating accounting systems, operations and personnel of acquired businesses;
•
diversion of management’s attention from other business matters;
•
use of resources that are needed in other parts of our business; and
•
use of substantial portions of our available cash to consummate acquisitions.

Our inability to successfully integrate or realize the anticipated benefits from acquisitions could adversely affect our business, results of operations and financial condition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

We may decide to incur additional debt in connection with an acquisition or issue our common stock or other securities to the equity holders of the acquired business, which would potentially dilute the ownership of our existing stockholders. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

We operate in a competitive industry, and if we are not able to compete effectively, our business, results of operations and financial condition would be harmed.

The market for mental health care is competitive. We compete in a highly fragmented market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as patients, clinicians, payor partners, and primary care and other specialist physician partners. Our competitive success is contingent on our ability to address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We compete across various segments within the mental health care market, including with respect to traditional health care providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and health information exchange. Competition in our market involves changing technologies, evolving regulatory requirements and industry expectations, and changes in clinician and patient needs. If we are unable to keep pace with the evolving needs of our patients and clinicians and the evolving competitive landscape in a timely and efficient manner, demand for our services may be reduced and our business, financial condition and results of operations would be harmed.

Each of the individual geographic areas in which we operate has a different competitive landscape. In each of our markets, we compete with other outpatient mental health providers for patients and in contracting with commercial payors. In addition, we face intense competition from other clinical practices, hospitals, health systems and other outpatient mental health providers in recruiting psychiatrists, APNs, psychologists, therapists, and other health care professionals. The inability to attract new clinicians would negatively affect our financial results.

Our competitors primarily include other outpatient mental health providers that deliver care in-person or through virtual visits. Our indirect competitors also include episodic consumer-driven point solutions, such as in-person and virtual life coaching, digital therapy and support tools and other technologies related to mental health care services. In addition to established mental health providers, we may face additional competition from new market entrants, including major retailers that have recently begun to offer in-person and virtual mental health care in certain markets. Generally, practices, certain hospitals, and other outpatient mental health providers in the local communities we serve provide services similar to those we offer, and, in some cases, our competitors may offer a broader array of services, more flexible hours or more desirable locations to patients and outpatient mental health providers than ours, and may have larger or more specialized medical staffs to serve patients. Furthermore, health care consumers are now able to access patient satisfaction data, as well as standard charges for services, to compare competing outpatient mental health providers; if any of our centers or our affiliated practices achieve poor results (or results that are lower than our competitors’) on patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer patients. Additional quality measures and trends toward clinical or billing transparency, including recently enacted price transparency rules that would require third-party payors to make their pricing information publicly available, may have a negative impact on our competitive position and patient volumes, as patients may prefer to use lower-cost health care providers if they deliver services that are perceived to be similar in quality to ours. Competition from specialized providers, medical practices, retailers, digital health companies and other parties could negatively impact our revenue and market share.

We may encounter competitors that have greater name recognition, longer operating histories or more resources than us. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or patient or clinician requirements and may have the ability to initiate or withstand substantial price competition. In light of these factors, even if our model is more effective than those of our competitors, current or potential patients or clinicians may choose to turn to our competitors. If we are unable to successfully compete in the mental healthcare market, our business and prospects would be materially harmed.

If the markets in which we compete achieve our forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. mental healthcare market is subject to significant variables, including a changing regulatory environment and population demographics, which can be difficult to measure, estimate or quantify. Estimating and forecasting growth opportunities in any given market are difficult and affected by multiple variables such as population growth, concentration of prospective patients and population density, among other things. Further, we may not be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to attract patients or contract with payors or primary care and other specialist physician partners in that market. In addition, increased unemployment may lead to a loss of insurance benefits for patients, negatively impacting their ability to access our services and, in turn, our financial performance. For these reasons, the estimates and forecasts in this Annual Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

If reimbursement rates paid by third-party payors are reduced or if third-party payors otherwise restrain our ability to obtain or deliver care to patients, our business could be harmed.

Private third-party payors pay for the services that we provide to many of our patients. During the year ended December 31, 2021, 96% of our patients were commercially insured as of their latest visit. If any commercial third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, results of operations and financial condition may be harmed. Third-party payors may also elect to create narrow networks, which may exclude our clinicians. Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2021; UnitedHealthcare and Anthem, comprising 19% and 14% of our total revenue, respectively. Our payor relationships generally operate across multiple independent regional contracts. Changes in reimbursement rates from these or other large commercial payors could adversely impact our business and results of operations.

Our commercial payor contracts are typically structured as fee-for-service arrangements, pursuant to which we, or our affiliated practices, collect the fees for patient services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored health care programs, third-party reimbursement rates and patient volume.

A portion of our revenue comes from government health care programs. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government health care programs may reduce the reimbursement we receive from them or private payors and could adversely impact our business and results of operations.

A substantial decrease in patient volume, an increase in the number of uninsured or underinsured patients or an increase in the number of patients covered by government health care programs, as opposed to commercial plans that have higher reimbursement levels, could reduce our profitability and adversely impact future growth. In addition, we may be unable to enter new payor contracts on favorable terms, or at all. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses, including clinician compensation, may not decrease proportionately.

There has also been a recent trend in the healthcare sector of payors shifting to new models and value-based care arrangements. Changing legislation and other regulatory and executive developments have led to the creation of new models of care and other initiatives in both the government and private sector. Value-based care incentivizes health care providers to improve both the health and well-being of their patients while concurrently managing the medical expenses or “spend” of a particular population. Value-based care reimbursement models implemented by government health care programs or private third-party payors could materially change the manner in which mental health providers are reimbursed. Any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business.

A nominal number of our current contracts provide for incremental payments tied to the attainment of quality or performance metrics. If we fail to obtain these metrics in future periods, our revenue may decrease relative to past periods. In addition, we may enter into contracts in the future that may include parallel or full risk sharing for identified populations. These agreements would expose us to significant financial downside in the event that we are not able to improve outcomes and reduce total cost of care for the populations. These contracts may include components of medical spending, increasing the size of potential downside risk relative to traditional fee-for-service mental health spending.

The federal government and several states have enacted laws restricting the amount out-of-network providers of services can charge and recover for such services.

In December 2020, in connection with the Consolidated Appropriations Act of 2021, the No Surprises Act introduced national limitations on physician billing for certain services furnished by providers who are not in-network with the patient’s self-insured health plan, individual or group health plan (including fully-insured plans) that became effective on January 1, 2022. In addition, several states where we conduct business have enacted or are considering similar laws that would apply to patients having state-regulated insurance. For example, Florida, Ohio and Texas have adopted their own balance billing laws that, in certain cases, prohibit out-of-network providers from billing patients in excess of in-network rates. These measures could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, these measures could affect our ability to contract with certain payors and under historically similar terms and may cause, and the prospect of these changes may cause, payors to terminate their contracts with us and our affiliated practices, further affecting our business, financial condition, results of operations and cash flows. There is also risk that additional legislation at the federal and state level will give rise to major third-party payors leveraging this legislation or related changes as an opportunity to terminate and renegotiate existing reimbursement rates.

Financial pressures on patients, as well as economic conditions, may adversely affect our patient volume.

We may be adversely affected by patients’ unwillingness to pay for treatment by our clinicians. Higher numbers of unemployed individuals generally translate into more individuals without health care insurance to help pay for services, thereby increasing the potential for persons to elect not to seek treatment if they cannot afford to self-pay. Growth of patient receivables or deterioration in the ability to collect on these accounts, due to changes in economic conditions or otherwise, could have an adverse effect on our business, results of operations and financial condition. In addition, patients with high deductible insurance plans may be less likely to seek treatment as a result of higher expected out-of-pocket costs.

We may receive reimbursement for virtual services that is less than for comparable in-person services, which would negatively impact revenue and results of operations.

From time to time, we may operate in states that have not adopted laws related to parity between reimbursement rates for virtual services and in-person care. If we are not able to enter into regional payor contracts that provide for reimbursement parity between in-person and virtual services, private payors may not reimburse for virtual services at the same rates as in-person care for all patients within that market. Currently, our reimbursement rates for virtual services and in-person care are substantially similar. This is driven by contractual arrangements with our payor partners or payor policies. If we are not able to enter into or renew payor contracts on these terms or if payor policies change, we may receive reimbursement for virtual services that is less than comparable to in-person services in such states, which would negatively impact our revenue with respect to such markets, and as a result, our business, financial condition and results of operations.

Failure to timely or accurately bill for our services could have a negative impact on our patient service revenue, bad debt expense and cash flow.

Billing for our services is complex. The practice of providing mental health services in advance of payment or prior to assessing a patient’s ability to pay for such services may have a significant negative impact on our patient service revenue, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients and various forms of commercial insurance providers. Different payors typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Self-pay patients and third-party payors may fail to pay for services even if they have been properly billed. Reimbursement to us is typically conditioned, among other things, on our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered or reduction in reimbursement. Additional factors that could complicate our billing include variation in coverage for similar services among various payors and the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties. To the extent the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for bad debt expense.

We face inspections, reviews, audits and investigations under our commercial payor contracts and pursuant to federal and state programs. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

We are subject to various inspections, reviews, audits and investigations to verify our compliance with applicable laws and regulations and any payor-specific requirements. Commercial payors and government programs reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•
refunding amounts we have been paid from payors;
•
state or federal agencies imposing fines, penalties and other sanctions on us;
•
temporary suspension of payment for new patients to the practice;
•
decertification or exclusion from participation in one or more payor networks;
•
self-disclosure of violations to applicable regulatory authorities;

•
damage to our reputation;
•
the revocation of a clinician’s or a practice’s license; and
•
loss of certain rights under, or termination of, our contracts with commercial payors.

We have in the past and may in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

We are dependent on credentialing our clinicians under our insurance contracts at the time of hire.

We are responsible for credentialing our existing and new clinicians, and all of our clinicians need to be credentialed, either by us or by a contracted third party. The amount of time and expense required to complete credentialing varies substantially between payor and region and is largely out of our control. Any delay in completing credentialing will result in a delay in clinicians seeing patients and a concomitant delay in generating revenue, which may materially affect our business. We may not be able to delegate credentialing for new centers that we may acquire in the future, which could result in delays in entry to new markets. Any failure of our clinicians to maintain credentials and licenses could result in delays in our ability to deliver care to patients, and therefore adversely affect our reputation and our business. If we are required to cover expenses related to new clinician credentialing in amounts greater than we anticipate, our forecasts for our financial condition and results of operations may not align with management's expectations.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.

Our business is dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our patients, support our clinicians and payor partners and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party vendors we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our patients and clinicians and hinder our ability to provide care to patients, retain and attract patients, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate patient needs and expectations, enhance the patient experience, act as a differentiator in the market, protect against rapidly changing cybersecurity risks and threats, and keep pace with evolving privacy and security laws, requirements and regulations, including changes in payment regimes such as the PCI DSS. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. We have identified certain weaknesses with respect to our IT function. See “—Risks Related to Our Common Stock—We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If our remediation of the material weaknesses is not effective, or we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could harm our business and negatively impact the value of our common stock.”

Increasing regulatory and legislative changes place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives for our technology platform. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We and our third-party vendors must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver care to patients in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Additional development projects may be needed or arise in the future and we may not have the necessary resources to complete such development projects. Further, the technological advances of our competitors or future competitors may result in our technologies or future technologies become uncompetitive or obsolete. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial condition and cash flow. Similarly, if our third party vendors fail to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of their own information technology systems, interruptions in their systems or network may result in disruptions of our own systems and business operations.

If we cannot license rights to use technologies on reasonable terms, our ability to provide digital services, including virtual visits, and develop our technology platform would be inhibited.

We license certain rights to use technologies related to our digital services, including virtual visits, patient visit scheduling, patient-clinician matching, and other services, and, in the future, we may identify additional third-party intellectual property that we may need to license in order to engage in our business. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business could be adversely affected. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives.

We lease all of our centers and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.

We currently lease all of our centers. Our leases are typically on terms ranging from one to seven years. Each of our leases provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including failure to pay rent as specified or default of terms of the lease that are not cured within a specified notice period including, but not limited to, abandonment of the space, use of the space of a purpose not permitted under the lease, failure to maintain the premises in good condition, or creation and maintenance of a nuisance. If a lease agreement is terminated, we may not be able to enter into a new lease agreement on similar or better terms or at all.

Our lease obligations often include annual fixed rent escalators ranging between 2% and 3% or variable rent escalators based on a consumer price index. These escalators could impact our ability to satisfy certain obligations and financial covenants and place an additional burden on our results of operations, liquidity and financial condition, particularly if such escalator rates outpace growth in our operating results.

As we continue to expand and have leases with different start dates, it is likely that some number of our leases will expire each year. Our lease or license agreements often provide for renewal or extension options. These rights may not be exercised in the future or we may not be able to satisfy the conditions precedent to exercising any such renewal or extension. If we are not able to renew or extend our leases at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operations could be adversely affected.

Leasing centers pursuant to binding lease agreements may limit our ability to exit markets. For instance, if a center subject to a lease becomes unprofitable, we may be required to continue operating such center or, if allowed by the landlord, to close such center, we may remain obligated for the lease payments on such center. We could incur special charges relating to the closing of such center, including lease termination costs or impairment charges, which would reduce our profits and adversely affect our business, financial condition or results of operations.

Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies could adversely affect our business, financial condition, results of operations and liquidity.

We depend on our executive team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success depends largely upon the continued service of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also do not maintain any key person life insurance policies. From time to time, there may be changes in our executive team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would be harmed if we fail to adequately plan for succession of our executives or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs.

Litigation arising in the ordinary course of business, including in connection with commercial disputes or employment claims, against us could be costly and time-consuming to defend.

We are subject, and in the future may become subject from time to time, to legal proceedings, claims and inquiries that arise in the ordinary course of business such as claims brought by our partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees or other claims or proceedings. Litigation may result in substantial costs, settlement and judgments and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our common stock.

Natural or man-made disasters and other similar events, including the COVID-19 pandemic, may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our centers may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which make it difficult or impossible for us to operate our business for some period of time. Although we deliver care in both in-person and digital settings, such disruptions in our operations could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damage to property we lease, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our physician partners’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations, with respect to our integrated care model.

The COVID-19 pandemic, including efforts to contain the spread of the coronavirus and the introduction of new variants, has impacted, and may continue to impact, our business.

This pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, could cause disruptions and severely impact our business, including, but not limited to:

•
financial pressures on our patients;
•
negatively impacting collections of accounts receivable;
•
negatively impacting our ability to provide services to patients due to unpredictable demand;
•
negatively impacting our ability to forecast our business’s financial outlook;
•
potential adverse impacts to capital markets, which could impede our liquidity;
•
creating regulatory uncertainty if certain regulations are adopted that are adverse to the business;
•
harming our business, results of operations and financial condition; and
•
loss of insurance coverage.

We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue after the first quarter of 2022, and expect to face difficulty accurately predicting our internal financial forecasts. The pandemic also presents challenges to our workforce, including both clinicians and support personnel. As a result of these challenges, we have experienced labor force dynamics which impact our ability to retain clinicians.

We observed an uptick in visit cancellations in late December and have seen that continue into the first quarter of 2022, primarily due to clinician and patient illness. However, it is not possible for us to accurately determine the extent to which COVID-19 impacted our patient visits and related revenues in 2021, and if these impacts, if any, will continue after the first quarter 2022. It is also not possible to predict whether any vaccine or antiviral treatment will mitigate any adverse results of the pandemic or accelerate a restoration of normal operations. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this Annual Report.

We, our clinicians and affiliated practices may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against us, our clinicians and our affiliated practices. Although we, our clinicians and our affiliated practices carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and our clinicians’ insurance coverage. Our affiliated practices and clinicians carry professional liability insurance, and we separately carry a professional liability insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our clinicians, our affiliated practices or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our affiliated medical group from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance for our mental health services, our business could suffer.

We believe that developing and maintaining widespread awareness of our brand and maintaining our reputation for delivering high-quality care to patients is important to attract new patients and clinicians and maintain existing patients and clinicians. In addition, we have a growing number of strategic relationships with primary care and other specialist physician partners to develop our integrated care model and referral networks. Market acceptance of our services and patient acquisition depends on educating people, as well as payors and partners, as to the distinct features, ease-of-use, positive lifestyle impact, efficacy, quality and other perceived benefits of our platform as compared to alternatives. In particular, market acceptance is dependent on our ability to sufficiently saturate a particular geographic area to deliver care to local patients. The level of saturation required depends on the needs of the local market and the preferences of the patients in that market. Further, we rely on referrals and placed advertisements to spread brand awareness. Referrals are dependent on patients relaying positive experiences with our services and clinicians. If we are not successful in demonstrating to existing and potential patients, clinicians and payors the benefits of our platform, if we are not able to sufficiently saturate a market in convenient locations for patients, or if we are not able to achieve the support of payors and physician partners for our model and services, we could experience lower than expected patient retention. Further, the loss or dissatisfaction of patients or clinicians may substantially harm our brand and reputation, inhibit widespread adoption of our services, reduce our revenue, and impair our ability to attract or retain patients and clinicians.

Our brand promotion activities may not generate awareness or increase revenue and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract or retain patients, clinicians, payors and physician partners necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness we seek.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential patients and clinicians. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technology platform or other services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•
the addition or loss of contracts with, or modification of contract terms with, payors, including the reduction of reimbursement rates for our services or the termination of our network contracts with payors;
•
fluctuations in unemployment rates and economic conditions, which could result in reductions in patient visits;
•
the timing of recognition of revenue;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, including upfront capital expenditures and other costs related to expanding in existing markets or entering new markets, as well as providing administrative and operations support services to our affiliated practices under our management contracts;
•
our ability to effectively manage the size and composition of our clinician base relative to the level of demand for services from our patients;
•
the timing and success of introductions of new applications and services by us or our competitors;
•
changes in the competitive dynamics of our industry, including consolidation among competitors;
•
the timing of expenses related to acquisition or other expansion opportunities and potential future charges for impairment of goodwill from acquired practices; and
•
the number of business days in the quarter.

Our failure to raise additional capital or generate cash flows necessary to execute our growth strategy in the future could reduce our ability to compete successfully and harm our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in the Credit Agreement among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto, dated May 14, 2020 (the “May 2020 Credit Agreement”), as amended, may limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•
continue to expand our organization;
•
hire, train and retain clinicians and other employees;
•
respond to competitive pressures or unanticipated working capital requirements; or
•
pursue acquisition opportunities.

As a result, failure to raise additional capital or generate cash flows necessary to execute our growth strategy in the future could reduce our ability to compete successfully and harm our results of operations.

Risks Related to Healthcare and Data Privacy Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, results of operations and financial condition.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with affiliated clinicians, vendors and patients, our marketing activities and other aspects of our operations. Of particular importance are:

•
the federal Ethics in Patient Referrals Act, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $26,125 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the False Claims Act. The statute also provides for a penalty of up to $174,172 for a circumvention scheme;
•
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal health care program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $105,563 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government health care programs, including Medicare and Medicaid;
•
the criminal health care fraud provisions of HIPAA, as amended by HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any health care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, and its implementing regulations, which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI;
•
the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;
•
the federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
•
reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•
similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers or services paid out-of-pocket by patients;
•
state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians and psychologists;
•
the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers;
•
laws that regulate debt collection practices as applied to our debt collection practices;
•
a provision of the Social Security Act that imposes criminal penalties on health care providers who fail to disclose or refund known overpayments;
•
federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•
risks related to employing or contracting with individuals or entities that are sanctioned or excluded from participation in government health care programs;
•
the Federal Substance Abuse Confidentiality Regulations known as 42 C.F.R. Part 2;
•
federal and state laws and policies that require health care providers to maintain licensure, certification or accreditation to provide physician and other professional services, to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs, as well as state insurance laws; and
•
state and federal statutes and regulations that govern workplace health and safety.

Because of the breadth of these laws and the need to fit certain activities within one of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG have continued their scrutiny of health care providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $11,803 to $23,607 per false claim or statement, health care providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating health care providers’ compliance with the health care reimbursement rules and fraud and abuse laws.

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other health care programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows and materially harm our reputation. In March 2020, we received a Civil Investigative Demand from the U.S. Attorney’s Office of the Northern District of Georgia involving an investigation of a laboratory arrangement. We do not believe that we are a target of the investigation or that there is any material exposure based on our internal review. We do not know how the investigation will be resolved, to what extent it may be expanded, or whether we or our employees will be subject to further investigation, enforcement action or related penalties that could have a material adverse effect on our business, results of operations and financial condition.

The laws, regulations and standards governing the provision of health care services may change significantly in the future. We cannot assure you that any new or changed health care laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Regulations related to health care are evolving. To the extent regulations revert to their pre-COVID-19 state, particularly with respect to state licensure laws, our ability to provide virtual service across regions will be hampered.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations and our ability to provide virtual services in certain jurisdictions. Areas of government regulation that, if changed, could be costly to us include: rules governing the practice of medicine by physicians; laws relating to licensure requirements for psychiatrists and other licensed mental health professionals; laws limiting the corporate practice of medicine and professional fee-splitting; laws governing the issuance of prescriptions in an online setting; cybersecurity and privacy laws; and laws and rules relating to the distinction between independent contractors and employees.

In addition, a few states have imposed different, and, in some cases, additional, standards regarding the provision of services virtually. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to adapt our business model, we may be limited to only in-person services, which may have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our relationships with affiliated practices, which we do not own, to provide health care services, and our business would be harmed if those relationships were disrupted or if our arrangements with these entities became subject to legal challenges.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in certain of the states in which we operate. These laws generally prohibit the practice of medicine or practice of psychology by lay-persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment. Due to the prevalence of the corporate practice of medicine doctrine, including in certain of the states where we conduct our business, we enter into management services contracts with our affiliated practices to provide a wide range of administrative and operations support services to these practices. Under the management contracts between LifeStance and each affiliated practice, we provide various administrative and management services in exchange for management fees set forth in our management services contracts. To the extent our ability to receive cash fees from the affiliated practices is limited, our ability to use that cash for growth, debt service or other uses may be impaired and, as a result, our results of operations and financial condition may be adversely affected. In addition, the affiliated practices are owned by our Chief Medical Officer and other licensed clinical leadership employees. In the event of any such employee’s death or disability or upon certain other triggering events, we maintain the right to direct the transfer of the ownership of the affiliated practices to another licensed physician.

Our ability to perform medical and virtual services in a particular U.S. state is directly dependent upon the applicable laws governing the practice of medicine, health care delivery and fee splitting in such locations, which are subject to changing political, regulatory and other influences. The extent to which a U.S. state considers particular actions or relationships to constitute the practice of medicine is subject to change and to evolving interpretations by professional boards and state attorneys general, among others, each of which has broad discretion. There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with outpatient mental health practices, which govern the provision of medical and virtual services and the payment of administrative and operations support fees, violate laws prohibiting the corporate practice of medicine and fee-splitting. The extent to which each state may consider particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis. Our activities and arrangements, if challenged, could be found to be in violation with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including the provision of virtual services, and fee splitting in one or more jurisdictions may change in a manner adverse to our business. While the management contracts prohibit us from controlling, influencing or otherwise interfering with the practice of medicine by the affiliated clinicians, and provide that clinicians retain exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services, there can be no assurance that our contractual arrangements and activities with affiliated practices will be free from scrutiny from U.S. state authorities, and we cannot guarantee that subsequent interpretation of the corporate practice of medicine and fee-splitting laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on health care clinicians themselves for aiding the corporate practice of medicine, which could discourage clinicians from participating in our network. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business.

While we expect that our relationships with our affiliated practices will continue, a material change in our relationship with these entities, or among the affiliated practices, whether resulting from a dispute among the entities, a challenge from a governmental regulator, a change in government regulation, or the loss of these relationships or contracts with outpatient mental health practices, could impair our ability to provide services to our patients and could harm our business.

The impact of healthcare reform legislation and other changes in the healthcare industry and in health care spending on us is currently unknown, but may harm our business.

Our revenue is dependent on the healthcare industry and could be affected by changes in health care spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act” or the “ACA”) in 2010 made major changes in how health care is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance covered through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition to these legal challenges, the Biden administration may advance new health care policy goals and objectives through statute, regulation and executive order. For example, the Biden administration has indicated an intent to propose a public health insurance option, which, if enacted, could significantly change the competitive landscape among commercial insurance carriers.

Other legislative changes to provider reimbursement have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 (known as Medicare sequestration) and subsequent extensions, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The sequestration reductions will be phased in gradually with a 1% sequestration reduction between April 1 and June 30, 2022; the full 2% sequestration reduction will begin on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other health care funding, which may materially adversely affect customer demand and affordability for our business and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which will not be fully implemented until later in 2022. At this time, it is unclear how the introduction of the MACRA program will impact overall physician reimbursement.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform health care and government insurance programs, along with the trend toward managed health care in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for health care products and services, which could adversely affect our business, financial condition and results of operations.

If our or our vendors’ security measures fail or are breached and unauthorized access to our employees’, patients’ or partners’ data is obtained, our systems may be perceived as insecure, we may incur significant liabilities, including through private litigation or regulatory action, our reputation may be harmed, and we could lose patients and partners.

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees and others, as well as the PHI of our patients. Several laws and regulations require us to keep this information secure. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network and communications systems infrastructure are critical to the success of our business. Our security features and processes or our vetting and oversight of third parties may not be sufficient for all circumstances. We also exercise limited control over third-party vendors, which increases our vulnerability to problems with the technology and information services they provide. Determined threat actors would likely be able to penetrate our security or the security of our vendors with enough skills, resources, and time. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, nation-state attacks, political protests, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We are also dependent on a technology supply chain that involves many third parties, some of whom may not be known to us, and each of these companies may also be a source of potential risk to our patients, operations and reputation. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we and our third-party vendors may be unable to anticipate all potential threats. We may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. For example, in December 2021, LifeStance Health became aware of, and investigated a vulnerability, known as Log4j, that impacted systems and services worldwide, including those used by us and our third-party vendors. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive patient data (including PHI), a loss of or damage to our data, or an inability to access data sources, process data or provide our services to our patients. A security incident may even remain undetected for an extended period, and we or our third-party vendors may be unable to anticipate such threats and attacks or implement adequate preventive measures. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect patient, provider or investor confidence in us, and reduce the demand for our services from existing and potential patients. In addition, we could face litigation, damages for contract breach, monetary penalties or regulatory actions for violation of applicable laws or regulations, and incur significant costs to comply with applicable data breach notification laws and to implement remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and related expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Our Board of Directors is briefed periodically on cybersecurity and risk management issues and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, evolving cybersecurity threats and changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

Should an attacker gain access to our network or the network of our third-party vendor, including by way of example, using compromised credentials of an authorized user, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our systems, such as data encryption (including data at rest encryption), heightened monitoring and logging, scanning for source code errors or deployment of multi-factor authentication, take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.

Our information systems must be continually updated, patched and upgraded to protect against known vulnerabilities. The volume of new vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. Due to the systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, the need to test patches and, in some cases, coordinate with clients and vendors, before they can be deployed, we continuously face the substantial risk that we cannot deploy patches in a timely manner. These risks can be heightened as we acquire and work to integrate additional centers. We are also dependent on third-party vendors to keep their systems patched and secure in order to protect our information systems and data. Any failure related to these activities and any breach of our information systems could result in significant liability and have a material adverse effect on our business, reputation and financial condition.

Our use and disclosure of PII, including PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure such information we hold could result in significant liability or reputational harm and, in turn, substantial harm to our affiliated practices, affiliated clinicians, patient base and revenue.

The privacy and security of PII stored, maintained, received or transmitted electronically is a major issue in the United States. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the Federal Trade Commission and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about us, our affiliated practices or our affiliated clinicians with regard to the collection, processing, use, disclosure, or security of PII or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

We also publish statements to our patients and stakeholders that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue or misleading, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches) and HIPAA.

HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, health care clearinghouses and certain health care providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us. Certain of our entities and affiliated practices are covered entities, while our management service entities are business associates.

HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic health care transactions, including activities associated with the billing and collection of health care claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations include civil monetary penalties of up to $60,226 per violation, not to exceed $1,806,757 for violations of the same standard in a single calendar year (as of 2021, and subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. We have experienced minor breaches of PHI in the ordinary course of business, but none have involved more than 500 individuals. Further, the HHS OCR published a proposed rule in January of 2021, which, among other things calls for greater care coordination and an individual’s rights to access patient records. The proposed rule specifically encourages the disclosure of PHI when needed to help individuals experiencing substance use disorder, serious mental illness and in emergency circumstances. The proposed rule is subject to a regulatory suspension announced by the Biden administration and we do not know when (or if) the final rule will be published or whether there may be additional changes to the regulations, but when it is, we will need to evaluate and potentially update our HIPAA regulatory programs and documentation to ensure compliance with such requirements.

Additionally, we may be required to comply with the Federal Substance Abuse Confidentiality Regulations known as 42 C.F.R. Part 2. In July 2020, new regulations overhauled these laws to better align with HIPAA and make other updates to facilitate better coordination of care in response to the opioid epidemic. The federal government could initiate criminal charges for violations of Part 2, which include $500 for the first offense; and $5,000 for all subsequent offenses and seek fines up to $5,000 per violation for individuals and $10,000 per violation for organizations. Under the CARES Act, Congress also gave HHS the authority to issue civil money penalties for violations of Part 2, ranging from $100 to $50,000 per violation depending on the level of culpability.

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, California implemented the California Confidentiality of Medical Information Act, that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California has also implemented the California Consumer Privacy Act ("CCPA"), which came into effect on January 1, 2020 and, which increases privacy rights for California residents and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended from time to time, and it is possible that further amendments will be enacted, but even in its current format remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, the recently passed California Privacy Rights Act (“CPRA”), which will become operational in 2023, will significantly modify the CCPA, including expanding consumers’ rights with respect to certain sensitive personal information, and creating a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. We will need to evaluate and potentially update our privacy regulatory programs to ensure compliance with such requirements, and our review and update may not be able to achieve full compliance within the allowed period of time.

The Virginia Consumer Data Protection Act (“CDPA”) was signed into law on March 2, 2021 and will go into effect on January 1, 2023. The CDPA provides consumers with new rights to access, correct, delete and obtain a copy of the personal information a covered business holds about them, and to opt out of certain data processing activities. Significantly, covered business will also be required to obtain opt-in consent before collecting or processing “sensitive data” and to conduct “Data Protection Assessments” in specified circumstances. The state attorney general can assess penalties up to $7,500 per violation. We are assessing the effects that CDPA will have on our business.

There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

In addition to the applicable federal and state laws, we are also subject to PCI DSS, a self-regulatory standard that requires companies that process payment card data to implement certain data security measures. If we or our payment processor fail to comply with the PCI DSS, we may incur significant fines or liability and lose access to major payment card systems. Our systems are subject to annual review under the PCI DSS requirements, and we have historically had, may now have, and may have in the future have items that require improvement. Industry groups may in the future adopt additional self-regulatory standards by which we are legally or contractually bound.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of health care reform. Federal, state and foreign enforcement bodies have recently increased their scrutiny of interactions between health care companies and health care providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Any such investigations, prosecutions, convictions or settlements could result in significant financial penalties, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business.

Laws regulating scope of clinician practices and supervision requirements may constrain our ability to grow and meet patient needs.

Each state regulates the scope of practice under our clinicians’ licenses. There is substantial variation across states in scope of practice for many clinician types, including nurse practitioners. In a number of states in which we operate, nurse practitioners are required to have physician supervisors, in particular in connection with the prescription of Schedule II drugs. The need to provide supervisors may constrain our ability to add new clinicians to the practice, meet patient need or serve specific geographic regions. Further, supervision and scope of license laws are subject to frequent change by state legislative bodies. Changes decreasing the scope of license or increasing the onerousness of supervision requirements could adversely affect our ability to meet patient need and ultimately negatively impact our business and results of operations.

Regulations related to telehealth are still evolving. To the extent regulations revert to their pre-COVID state, our ability to provide or be reimbursed for certain telehealth services could be impaired.

Given the uncertain regulatory climate, government regulations regarding the provision of telehealth services have been unpredictable, and sudden changes could be costly to us or have a material effect on our business. Further, some states impose strict standards on using telehealth to prescribe certain classes of controlled substances that can be commonly used to treat mental health disorders. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to adapt our business model, we may be limited to only in person services, which may have a material adverse effect on our business, financial condition and results of operations.

Recent growth in our telehealth services has been facilitated by significant reduction of regulatory and reimbursement barriers for telehealth services in response to the COVID-19 pandemic, including expansion of reimbursement for telehealth services, and easing of state licensure policies for clinicians, enabling more clinicians to serve patients in more states. During the public health emergency, the Drug Enforcement Agency is permitting providers to prescribe certain control substances through telehealth without requiring those providers to have conducted an in-person medical evaluation. To the extent these regulations revert to their pre-COVID state, our ability to provide certain telehealth services may be impaired, which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of December 31, 2021, we had $161.2 million in principal amount outstanding under our May 2020 Credit Agreement. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness and the cash flow needed to satisfy our debt have important consequences, including:

•
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•
making us more vulnerable to rising interest rates; and
•
making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.

In addition, we may need to refinance all or a portion of our indebtedness before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

The terms of the May 2020 Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The May 2020 Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•
incur additional indebtedness or other contingent obligations;
•
create liens;
•
make investments, acquisitions, loans and advances;
•
consolidate, merge, liquidate or dissolve;
•
sell, transfer or otherwise dispose of our assets;
•
pay dividends on our equity interests or make other payments in respect of capital stock; and
•
materially alter the business we conduct.

You should read the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information about these covenants.

The restrictive covenants in the May 2020 Credit Agreement require us to satisfy certain financial condition tests. Our ability to satisfy those tests can be affected by events beyond our control. In addition, the May 2020 Credit Agreement contains a financial maintenance covenant requiring compliance with a maximum leverage ratio as of the last day of each fiscal quarter.

A breach of the covenants or restrictions under the May 2020 Credit Agreement could result in an event of default. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt we may incur to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•
unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

The transition away from LIBOR may adversely affect our cost to obtain financing.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rate (“LIBOR”) rates after 2021. The U.K. Financial Conduct Authority and the ICE Benchmark Administration (the “IBA”) ceased publication in their current form for (i) 1-week and 2-month U.S. Dollar LIBOR rates immediately following the publication on December 31, 2021 and announced they will cease publication in their current form for overnight, 1-month, 3-month, 6-month and 12-month LIBOR rates immediately following the publication on June 30, 2023. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York has recommended the Secured Overnight Finance Rate (“SOFR”), as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. There can be no assurance that rates linked to SOFR or associated changes to the adoption of SOFR will be as favorable to us as LIBOR and may result in an effective increase in the applicable interest rate on our current or future debt obligations, including our May 2020 Credit Agreement.

Risks Related to Our Common Stock

Our Principal Stockholders control us, and their interests may conflict with ours or yours.

As of December 31, 2021, investment entities affiliated with TPG Inc. ("TPG"), affiliates of Silversmith Capital Partners ("Silversmith"), and affiliates of Summit Partners ("Summit" and together with TPG and Silversmith, our "Principal Stockholders"), collectively, beneficially owned approximately 64.3% of our common stock. The Principal Stockholders together will control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of the Board of Directors and other corporate decisions. Even when the Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

The Principal Stockholders and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Principal Stockholders and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated certificate of incorporation provides that none of the Principal Stockholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Principal Stockholders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, each of the Principal Stockholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

The Principal Stockholders together control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•
the requirement that a majority of our Board of Directors consist of independent directors;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We may elect to utilize one or more of these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We are an emerging growth company and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Acts of 2012 (the “JOBS Act”), and may remain an emerging growth company for up to five years. For as long as we are an emerging growth company, we will not be required to comply with certain requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and may also take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders is different than the information that is available with respect to other public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period.

We have in the past and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. Our management and other personnel has and will also need to continue to devote a substantial amount of time towards compliance with the additional reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If our remediation of the material weaknesses is not effective, or we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could harm our business and negatively impact the value of our common stock.

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

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of December 31, 2021, we are in process of performing the following remedial actions:

•
hired, and plan to continue to hire, additional accounting and IT personnel to enhance our technical reporting, transactional accounting, and IT capabilities. In addition, in the fourth quarter of 2021, we have implemented external financial reporting and internal audit functions to support our regulatory external financial reporting objectives;
•
performance of detailed risk assessments for significant financial processes to identify, design, and implement control activities related to internal control over financial reporting, including enhancement of account reconciliations, journal entries, and monitoring controls;
•
development and implementation of controls related to the formalization of our accounting policies and procedures and financial reporting;
•
development and implementation of IT security and governance controls to address program change of internally and externally developed system and computer operations associated with information systems impacting the preparation of our consolidated financial statements; and
•
development and implementation of controls related to the periodic monitoring and review of user access rights, the identification and risk ranking of segregation of duties conflicts, and, where it is determined there is a need for an individual to have conflicting access, a periodic review of the underlying activities is performed by an independent person who does not have such conflicting access.

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

We intend to evaluate current and projected resource needs on a regular basis and hire additional qualified resources as needed. Our ability to maintain qualified and adequate resources to support the Company and our projected growth will be a critical component of our internal control environment.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are not currently required to comply with the rules of Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial report for that purpose, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our consolidated financial statements. We are required to comply with the SEC's rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports. Although we are required to disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until our second annual report on Form 10-K. Our independent registered public accounting firm will first be required to audit the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” and may identify additional material weakness. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

In addition to beneficial ownership by our Principal Stockholders of a controlling percentage of our common stock, our certificate of incorporation and bylaws, and the Delaware General Corporate Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified Board of Directors and the ability of our Board of Directors to issue preferred stock without stockholder approval that could be used to dilute a potential acquirer. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•
any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;
•
any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and

•
any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a “Covered Proceeding”).

Our certificate of incorporation also provides that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision does not apply to claims brought under the Exchange Act.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely impact our business.

Each of our Principal Stockholders and the members of our Board of Directors who are affiliated with them, by the terms of our certificate of incorporation, will not be required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. We, by the terms of our certificate of incorporation, expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our certificate of incorporation will not be able to be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment.

Our Principal Stockholders are in the business of making investments in companies and any of our Principal Stockholders may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if our Principal Stockholders allocate attractive corporate opportunities to themselves or their affiliates instead of to us.

Our stock price is volatile, and the value of our common stock may decline.

The market price of our common stock is highly volatile and may fluctuate or decline substantially as a result of a variety of factors. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our results of operations and the trading price of our shares may fluctuate in response to various factors, including:

•
actual or anticipated changes or fluctuations in our results of operations and whether our results of operations meet the expectations of securities analysts or investors;
•
actual or anticipated changes in securities analysts’ estimates and expectations of our financial performance;
•
announcements of new technology platform capabilities, commercial or payor relationships, acquisitions, or other events by us or our competitors;

•
general market conditions, including volatility in the market price and trading volume of technology companies in general and of companies in the mental healthcare industry and the general healthcare in particular;
•
investors’ perceptions of our prospects and the prospects of the businesses in which we participate;
•
sales of large blocks of our common stock, including sales by our executive officers, directors, and significant stockholders;
•
announced departures of any of our key personnel;
•
lawsuits threatened or filed against us or involving our industry, or both;

•
changing legal or regulatory developments in the United States and other countries;
•
any default or anticipated default under agreements governing our indebtedness;
•
effects of public health crises, such as the COVID-19 pandemic; and
•
general economic conditions and trends.

These and other factors, many of which are beyond our control, may cause our results of operations and the market price and demand for our shares to fluctuate substantially. While we believe that results of operations for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly results of operations could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

We do not expect to pay any dividends for the foreseeable future.

We do not currently pay dividends and do not currently anticipate paying dividends on our common stock in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board of Directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

If securities or industry analysts publish unfavorable or inaccurate research about our business, our common stock price and trading volume could decline.

The trading market for our shares is influenced, in part, by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Scottsdale, Arizona pursuant to the terms of an eight-year lease that was entered into February 2021 for approximately 20,000 square feet of space. In addition, our subsidiaries and affiliated practices lease space for clinic services at each of our 534 centers. We believe that our current facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “LFST” since June 10, 2021. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of March 11, 2022, there were approximately 108 stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We do not currently pay dividends and do not currently anticipate paying dividends on our common stock in the future. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board of Directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board of Directors may deem relevant.

Stock Performance Graph

The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor's 500 Index ("S&P 500") and the S&P Health Care Index ("S&P Health Care") between June 10, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. However, no dividends have been declared on our common stock to date. The stock price performance on the following graph represents past performance and is not necessarily indicative of possible future stock price performance.

Comparison of Total Return
$140
$120
$100
$80
$60
$40
$20
$0
6/10/21
7/10/21
8/10/21
9/10/21
10/10/21
11/10/21
12/10/21
LifeStance Health Group, Inc.
S&P 500
S&P 500 Health Care

	6/10/2021	6/30/2021	7/30/2021	8/30/2021	9/30/2021	10/29/2021	11/30/2021	12/31/2021
LifeStance Health Group, Inc.	$100.00	$127.21	$108.22	$66.58	$66.21	$54.70	$36.26	$43.47
S&P 500	$100.00	$101.38	$103.68	$106.83	$101.61	$108.64	$107.73	$112.43
S&P 500 Health Care	$100.00	$100.69	$105.46	$108.00	$101.72	$106.89	$106.89	$112.69

The information above shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, regardless of any general incorporation language in those filings.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On June 14, 2021, we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-257086), which was declared effective on June 9, 2021.

On June 14, 2021, we issued and sold 32,800,000 shares of common stock and TPG, Silversmith and Summit (collectively, the "Selling Stockholders") sold 7,200,000 shares of common stock, at an offering price of $18.00 per share. On June 25, 2021, the Selling Stockholders sold an additional 6,000,000 shares of our common stock pursuant to the option granted to the underwriters. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Jefferies LLC acted as representatives of the underwriters for the offering. We received net proceeds of approximately $558.0 million.

There has been no material change in the use of proceeds as described in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC, on June 11, 2021 (the “Final Prospectus”).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risk and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

LifeStance Health Group, Inc. was formed as a Delaware corporation on January 28, 2021 for the purpose of completing an IPO and related transactions in order to carry on the business of LifeStance TopCo, L.P. (“LifeStance TopCo”) and its consolidated subsidiaries and affiliated practices. LifeStance Health Group, Inc. wholly-owns the equity interest of LifeStance TopCo and operates and controls all of the business and affairs and consolidates the financial results of LifeStance TopCo and its wholly owned subsidiaries and affiliated practices. Unless the context otherwise indicates or requires, the terms "LifeStance Health Group", "LifeStance Health", "LifeStance", “we”, and “our” as used herein refer to LifeStance Health Group and its consolidated subsidiaries and affiliated practices.

Our Business

We are reimagining mental health through a disruptive, tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 4,790 licensed mental health clinicians across 32 states as of December 31, 2021. In 2021, our clinicians treated over 570,000 unique patients through approximately 4.6 million visits. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

We have a demonstrated track record of growth. From our inception in March 2017 through December 31, 2021, we have successfully opened 226 de novo centers and completed 77 acquisitions. We increased our total number of centers from 170 as of December 31, 2019, to 370 as of December 31, 2020 and to 534 as of December 31, 2021.

TPG Acquisition and Comparability of Results

On May 14, 2020, TPG acquired a majority of the equity interests of LifeStance Health Holdings, Inc in a series of transactions that we refer to in this Annual Report as the “TPG Acquisition.” Immediately prior to the TPG Acquisition, LifeStance Health, LLC completed a reorganization pursuant to which the equity holders of LifeStance Health, LLC, including affiliates of Summit and affiliates of Silversmith received a distribution of 100% of the equity interests of LifeStance Health Holdings, Inc., a direct subsidiary of LifeStance Health, LLC, in complete redemption of their Class A common units, Class C common units, Preferred A units, and Preferred A-1 units of LifeStance Health, LLC. Pursuant to the TPG Acquisition, (i) the historic equity holders of LifeStance Health, LLC contributed a portion of their shares of LifeStance Health Holdings, Inc. to LifeStance TopCo in exchange for Class A-1 and A-2 common units of LifeStance TopCo and (ii) an indirect subsidiary of LifeStance TopCo merged with and into LifeStance Health Holdings, Inc., with shareholders of LifeStance Health Holdings, Inc. receiving cash consideration in connection with cancellation of the remainder of their shares, for aggregate equity and cash consideration of approximately $1.05 billion. In connection with the TPG Acquisition, on May 14, 2020, LifeStance Health Holdings, Inc. entered into a new credit agreement, under which LifeStance Health Holdings, Inc. borrowed $210.0 million in term loans and $50.0 million in delayed draw loans, payable in quarterly principal and interest payments, with a maturity date of May 14, 2026. At the same time, LifeStance Health Holdings, Inc. also obtained access to a revolving credit facility with a total borrowing commitment of $20.0 million in interest-only payments until the maturity date of May 14, 2025. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For the year ended December 31, 2019 and for the period from January 1, 2020 to May 14, 2020, we present the financial statements of LifeStance Health, LLC and its consolidated subsidiaries and affiliated practices. Affiliates of TPG formed LifeStance TopCo on April 13, 2020 for the purpose of facilitating the TPG Acquisition. For the period from April 13, 2020 (the date of formation of LifeStance TopCo) to December 31, 2020 and for the period from January 1, 2021 to June 14, 2021 (the effective date of our IPO, we present the financial statements of LifeStance TopCo and its consolidated subsidiaries and affiliated practices and for the period from June 14, 2021 through December 31, 2021, we present the financial statements of LifeStance Health Group, Inc. and its consolidated subsidiaries and affiliated practices. For the period from April 13, 2020 through May 13, 2020, the operations of LifeStance TopCo were limited to those incident to its formation and the TPG Acquisition, which were not significant. Because it resulted in a change of control, the TPG Acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that our assets and liabilities be recognized on the consolidated balance sheets at their fair value as of the acquisition date. LifeStance Health, LLC was determined to be LifeStance TopCo’s predecessor. As a result of the TPG Acquisition, the key financial metrics and historical consolidated financial data below are presented on a Successor and Predecessor basis, resulting in the 2020 historical results being presented separately for the period from January 1, 2020 through May 14, 2020 (the “Predecessor 2020 Period”) and for the period from April 13, 2020 through December 31, 2020 (the “Successor 2020 Period”). Due to the change in the basis of accounting resulting from the TPG Acquisition, the consolidated financial statements for the Predecessor and Successor periods are not necessarily comparable.

Initial Public Offering

On June 14, 2021, we completed our IPO in which we issued and sold 32,800,000 shares of common stock and the Selling Stockholders sold 7,200,000 shares of common stock, at an offering price of $18.00 per share. The Selling Stockholders granted the underwriters an option to purchase an additional 6,000,000 shares of common stock. The underwriters exercised in full their option to purchase additional shares, and the sale of the option shares was completed on June 25, 2021. We received net proceeds of $548.9 million after deducting underwriting discounts and commissions of $32.5 million and deferred offering costs of $9.0 million. We did not receive any proceeds from the sale of shares by the Selling Stockholders, including the option shares.

Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interests to us in exchange for shares of our common stock (including shares of common stock issued as restricted stock subject to vesting) (the “Organizational Transactions”). Following the contribution of partnership interests, LifeStance TopCo became wholly owned by us. The number of shares of common stock that each such holder of partnership interests in LifeStance TopCo received was determined based on the value that such holder would have received under the distribution provisions of the limited partnership agreement of LifeStance TopCo, with shares of common stock valued by reference to the IPO price. All 1,046,195,481 of LifeStance TopCo’s outstanding redeemable and common Class A units and 152,619,565 Class B units (the “Class B Units”, “Profits Interests Units” or “Profits Interests”) were contributed in exchange for 310,082,697 shares of our common stock plus 30,765,951 shares of common stock issued as restricted stock subject to vesting. As a result of this contribution and exchange, we reclassified $71.6 million of redeemable units and $1.0 billion of common units to additional paid in capital and $3.4 million to common stock on our consolidated balance sheets.

In connection with the voluntary prepayment of $294.0 million related to borrowings outstanding as of June 15, 2021, we recognized the extinguishment of debt charge within interest expense of $14.4 million during the second quarter of 2021 related to the prepayment charge and the write-off of unamortized debt issuance costs.

See further discussion related to the IPO as described in Note 1, Nature of the Business to LifeStance Health Group, Inc.'s audited consolidated financial statements.

COVID-19 Impact

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

While the impact of the COVID-19 pandemic has increased stressors associated with mental health, we believe that a combination of factors contribute to our total patient visits and related revenue, including, among others, long-term trends in reduced stigmatization of mental health. Even before the pandemic, we saw the need to have a platform supported by leading technology to give us the ability to treat patients virtually or in-person. Our prior investment in our technology platform, most notably in our digital capabilities, became an essential component for continuing to deliver care to our patients during the pandemic. We observed an impact on appointments in mid-March 2020 as patients moved to shelter-at-home and increased cancellations. By the end of March 2020, appointments and visits had returned to normal levels. We observed an uptick in cancellations in late December and have seen that continue into the first quarter of 2022, primarily due to clinician and patient illness. Our clinician recruitment opportunities have also increased as a result of the pandemic, driven by an increase in clinician supply from those seeking more stable employment models. While we continue to take advantage of clinician recruitment opportunities, recent changes in the labor market dynamics driven by pandemic-related burnout have also impacted retention. With independent clinicians facing higher technology costs, shifting consumer behavior and challenges from the uncertain economic environment, our pipeline of acquisition targets grew and assisted in our 2020 footprint expansion.

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

Key Factors Affecting Our Results

Expanding Center Capacity and Visits Within Existing Centers

We have built a powerful organic growth engine which enables us to drive growth within our existing footprint.

Our Clinicians

As of December 31, 2021, we employed 4,790 psychiatrists, APNs, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. As our existing centers mature, we grow capacity through investments in office expansion to increase our average clinicians per center and enhance overall utilization. Recruiting new clinicians and retaining existing clinicians in our existing centers enables us to see more patients per center by expanding our patient visit capacity. We believe our dedicated employment model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base—we estimate that there are approximately 650,000 mental health clinicians in the United States, providing us with a meaningful runway to grow from our current base of 4,790 clinicians employed through our subsidiaries and affiliated practices, as of December 31, 2021. To capitalize on this opportunity, we have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and fulfill capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access to our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers and acquire additional clinicians through our acquisition strategy. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2021, our clinicians treated more than 570,000 unique patients through approximately 4.6 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental health care is a key driver of our patient growth. We believe we provide a superior and differentiated mental health care experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the clinical spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Our Payors

We have over 250 payor relationships, including national contracts with multiple payors that allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, measurable outcomes, and stronger member and client value proposition through the offering of in-network mental health services. As a result, we have consistently expanded our payor relationships from 111 as of December 31, 2019, to 206 as of December 31, 2020 and to over 250 as of December 31, 2021. A majority of our revenue is derived from commercial in-network insurance coverage – for the year ended December 31, 2021, our payor mix by revenue was 90% commercial in-network payors, 5% government payors, 4% self-pay and 1% non-patient services revenue. The strength of our payor relationships and our value proposition allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to establish new payor relationships and national contracts while also seeking to drive regional rate improvement for our patients and clinicians. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

De Novo Builds

Our de novo center strategy is a component of our organic growth engine to build our capacity and increase density in our existing management service agreements. From our inception in 2017 through December 31, 2021, we have successfully opened 226 de novo centers, including 106 de novo centers in 2021, 78 de novo centers in 2020 and 27 de novo centers in 2019. We believe there is a significant opportunity to use de novo center openings to unlock potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians.

This year, we transitioned to a more sustainable design for all new de novo centers going forward that reimagines the mental healthcare experience for both patients and clinicians while reinforcing our commitment to sustainability.

Acquisitions

We have built a proprietary pipeline of acquisition targets, providing us with significant opportunities to scale through potential acquisitions. We believe the highly fragmented nature of the mental health market provides us with a meaningful opportunity to execute on our acquisition playbook. We seek to acquire select practices that meet our standards of high-quality clinical care and align with our mission. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us a partner of choice for smaller, independent practices. Our acquisition strategy is deployed both to enter new markets and in our existing markets. In new markets, acquisitions allow us to establish a presence with high-quality practices with a track record of clinical excellence and in-network payor relationships that can be integrated into our national platform. In existing markets, acquisitions allow us to grow our geographic reach and clinician base to expand patient access. For newly acquired centers, we typically fully integrate them into our operational and technology infrastructure within four to six months following an acquisition. As of December 31, 2021, we had completed 77 acquisitions of existing practices, since our inception.

Center Margin

As we grow our platform, we seek to generate consistent returns on our investments. See “—Key Metrics and Non-GAAP Financial Measures—Center Margin” for our definition of Center Margin and reconciliation to (loss) income from operations. We believe this metric best reflects the economics of our model as it includes all direct expenses associated with our patients’ care. We seek to grow our Center Margin through a combination of (i) growing revenue through clinician hiring and retention, patient growth and engagement, hybrid virtual and in-person care, existing office expansion, and in-network reimbursement levels, and (ii) leveraging on our fixed cost base at each center. For acquired centers, we also seek to realize operational, technology and reimbursement synergies to drive Center Margin growth.

Investments in Growth

We will continue to focus on long-term growth through investments in our centers and technology. In addition, we expect our general and administrative expenses to increase in the foreseeable future due to our planned investments in growth initiatives and public company infrastructure.

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
(in thousands)
Total revenue	$667,511	$265,556	$111,661	$212,518
(Loss) income from operations	(286,353)	6,741	8,695	15,241
Center Margin	201,508	86,292	32,884	62,396
Net (loss) income and comprehensive (loss) income	(307,197)	(13,125)	(24,945)	5,669
Adjusted EBITDA	49,154	37,470	12,665	24,400

Center Margin and Adjusted EBITDA are not measures of financial performance under GAAP and are not intended to be substitutes for any GAAP financial measures, including revenue, (loss) income from operations or net (loss) income and comprehensive (loss) income, and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

Center Margin

We define Center Margin as (loss) income from operations excluding depreciation and amortization and general and administrative expenses. Therefore, Center Margin is computed by removing from (loss) income from operations the costs that do not directly relate to the delivery of care and only including center costs, excluding depreciation and amortization. We consider Center Margin to be an important measure to monitor our performance relative to the direct costs of delivering care. We believe Center Margin will be useful to investors to measure whether we are sufficiently controlling the direct costs of delivering care.

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

The following table provides a reconciliation of (loss) income from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
(in thousands)
(Loss) income from operations	$(286,353)	$6,741	$8,695	$15,241
Adjusted for:
Depreciation and amortization	54,136	27,710	3,335	6,095
General and administrative expenses (1)	433,725	51,841	20,854	41,060
Center Margin	$201,508	$86,292	$32,884	$62,396

(1)
Represents salaries, wages and employee benefits for our executive leadership, finance, human resources, marketing, billing and credentialing support and technology infrastructure and stock and unit-based compensation for all employees.

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP performance measure, to supplement our results of operations presented in accordance with generally accepted accounting principles, or GAAP. We believe Adjusted EBITDA is useful in evaluating our operating performance, and may be helpful to securities analysts, institutional investors and other interested parties in understanding our operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, our Adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as net income or loss.

We define Adjusted EBITDA as net (loss) income and comprehensive (loss) income excluding interest expense, depreciation and amortization, (benefit) provision for income taxes, (loss) gain on remeasurement of contingent consideration, stock and unit-based compensation, management fees, loss on disposal of assets, transaction costs, offering related costs and other expenses. We include Adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net (loss) income and comprehensive (loss) income to Adjusted EBITDA is presented below for the periods indicated. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net (loss) income and comprehensive (loss) income.

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
(in thousands)
Net (loss) income and comprehensive (loss) income	$(307,197)	$(13,125)	$(24,945)	$5,669
Adjusted for:
Interest expense	38,911	19,112	3,020	5,409
Depreciation and amortization	54,136	27,710	3,335	6,095
Income tax (benefit) provision	(25,908)	(4,022)	(2,319)	2,206
Loss (gain) on remeasurement of contingent consideration	2,610	576	(322)	(229)
Stock and unit-based compensation expense	259,439	1,452	—	54
Management fees (1)	1,445	142	14	—
Loss on disposal of assets	24	121	—	—
Transaction costs (2)	3,762	3,937	33,247	2,186
Offering related costs (3)	8,747	—	—	—
Endowment to the LifeStance Health Foundation	10,000	—	—	—
Other expenses (4)	3,185	1,567	635	3,010
Adjusted EBITDA	$49,154	$37,470	$12,665	$24,400

(1)
Represents management fees paid to certain of our executive officers and affiliates of our Principal Stockholders pursuant to the management services agreement entered into in connection with the TPG Acquisition. During the year ended December 31, 2021, the management services agreement terminated in connection with the IPO and we were required to pay a one-time fee of $1.2 million to such parties.
(2)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions and costs related to the TPG Acquisition. Of the transaction costs incurred in 2019, $1.4 million relate to the TPG Acquisition. Of the transaction costs incurred in the period from January 1, 2020 to May 14, 2020 (Predecessor), $32.9 million relate to the TPG Acquisition.
(3)
Primarily includes non-recurring incremental professional services, such as accounting and legal, and directors' and officers' insurance incurred in connection with the IPO.

(4)
Primarily includes costs incurred to consummate or integrate acquired centers, certain of which are wholly-owned and certain of which are affiliated practices, in addition to the compensation paid to former owners of acquired centers and related expenses that are not reflective of the ongoing operating expenses of our centers. Acquired center integration and other are components of general and administrative expenses included in our consolidated statements of income/(loss) and comprehensive income/(loss). Former owner fees and impairment on loans are components of center costs, excluding depreciation and amortization included in our consolidated statements of income/(loss) and comprehensive income/(loss). These costs are summarized for each period in the table below:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
(in thousands)
Acquired center integration (1)	$2,303	$1,201	$413	$1,101
Former owner fees (2)	588	284	217	860
Impairment of loans (3)	—	—	—	581
Other (4)	294	82	5	468
Total	$3,185	$1,567	$635	$3,010

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

Components of Revenue and Expenses

Total Revenue

Total revenue consists primarily of consideration we expect to be entitled to in exchange for all patient activities. We bill each patient or third-party payor on a fee-for-service basis as medical services are rendered. Revenue is recognized as performance obligations are satisfied. Performance obligations are determined based on the nature of the services provided, and generally each individual counselling session is a performance obligation.

We have relationships with over 250 third-party payors. We determine the transaction price under these contracts based on standard charges for services provided net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions provided to patients. The differences between the price at which we expect to receive from patients and the standard billing rates are accounted for as contractual adjustments or discounts, which are deducted from gross revenue to arrive at net revenues. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. We use historical patient visit rates, our historical mix of services performed and current reimbursement rates to help us analyze and explain historical patient service revenue. To achieve efficiencies and provide consistent access to care for patients across the country, we may negotiate regional or national contracts with certain payors in lieu of location specific agreements. Some of our third-party payor contracts are inherited through acquisitions of practices with existing contracts where we did not have an existing relationship with that payor in the market. During each of the year ended December 31, 2019 (Predecessor), the Predecessor 2020 Period and the Successor 2020 Period three payors individually exceeded 10% of our revenue. During the year ended December 31, 2021 (Successor), two payors individually exceeded 10% of our revenue. Our payor relationships generally operate across multiple independent regional contracts. We have patients covered by third-party payors, which include commercial health insurers and governmental payors under programs such as Medicare, and uninsured patients. Governmental payors and uninsured patients account for a small portion of our total revenue.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization includes the costs we incur to operate our centers, consisting primarily of salaries, wages and employee benefits for clinicians and patient support, occupancy costs such as rent and utilities, medical supplies, insurance and other operating expenses. Center costs, excluding depreciation and amortization do not include an allocation of general and administrative expenses noted below, as they are not directly related to the act of seeing patients or providing care at our centers. Clinicians include psychiatrists, APNs, psychologists and therapists. Patient support employees include welcome coordinators and clinical technicians. We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business and to potentially capture more of our market opportunity.

General and administrative

General and administrative expenses consist primarily of salaries, wages and employee benefits for our executive leadership, finance, human resources, marketing, billing and credentialing support and technology infrastructure and stock and unit-based compensation for all employees. In addition, general and administrative expenses include insurance and corporate occupancy costs.

Depreciation and amortization

Depreciation and amortization expense consists primarily of depreciation on leasehold improvements and other fixed assets as well as amortization on trade name and non-competition agreement intangibles.

Other Income (Expense)

Other income (expense) consists primarily of gains and losses on remeasurement of a contingent consideration liability where the performance condition was not met or likelihood of payment increases, transaction costs related to legal, consulting and other expenses, related party management fees, interest expense on our credit facilities and amortization of debt issue costs. We expect our interest expense and transaction costs to increase in the short- to medium-term as we strategically invest to expand our business.

Income Tax Benefit (Provision)

We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support the realizability of the deferred tax assets. No valuation allowance was recognized as of December 31, 2021 and 2020 (Successor). In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position.

Results of Operations

Comparison of the Year Ended December 31, 2021 (Successor), the Successor 2020 Period, and the Predecessor 2020 Period

The following table sets forth a summary of our financial results for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
(in thousands)
TOTAL REVENUE	$667,511	$265,556	$111,661	$212,518
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	466,003	179,264	78,777	150,122
General and administrative expenses	433,725	51,841	20,854	41,060
Depreciation and amortization	54,136	27,710	3,335	6,095
Total operating expenses	$953,864	$258,815	$102,966	$197,277
(LOSS) INCOME FROM OPERATIONS	$(286,353)	$6,741	$8,695	$15,241
OTHER INCOME (EXPENSE)
(Loss) gain on remeasurement of contingent consideration	(2,610)	(576)	322	229
Transaction costs	(3,762)	(3,937)	(33,247)	(2,186)
Interest expense	(38,911)	(19,112)	(3,020)	(5,409)
Other expense	(1,469)	(263)	(14)	—
Total other expense	$(46,752)	$(23,888)	$(35,959)	$(7,366)
(LOSS) INCOME BEFORE INCOME TAXES	(333,105)	(17,147)	(27,264)	7,875
INCOME TAX BENEFIT (PROVISION)	25,908	4,022	2,319	(2,206)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	$(307,197)	$(13,125)	$(24,945)	$5,669

Total Revenue

For the year ended December 31, 2021 (Successor), total revenue was $667.5 million. For the Successor 2020 Period and the Predecessor 2020 Period, total revenue was $265.6 million and $111.7 million, respectively. Total revenue was composed of $660.2 million of patient service revenue and $7.3 million of nonpatient revenue.

We anticipate revenue growth to continue to be driven by our de novo and acquisition strategy as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

For the year ended December 31, 2021 (Successor), center costs, excluding depreciation and amortization was $466.0 million, primarily consisting of $406.1 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $59.9 million. For the Successor 2020 Period, center costs, excluding depreciation and amortization was $179.3 million, primarily consisting of $159.7 million of center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $19.6 million. For the Predecessor 2020 Period, center costs, excluding depreciation and amortization was $78.8 million, primarily consisting of $70.3 million center-based compensation. In addition, occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance totaled $8.5 million.

General and administrative

For the year ended December 31, 2021 (Successor), general and administrative expenses were $433.7 million, consisting primarily of $357.9 million in salaries, wages and employee benefits, which included $259.4 million of stock and unit-based compensation expense primarily relating to the modifications to covert the Class B Profits Interests Units to restricted stock, acceleration of vesting terms, and the additional RSUs granted at the time of IPO, as well as $17.1 million in occupancy costs and $58.7 million in other operating expenses, including professional services, directors' and officers' insurance and the endowment to the LifeStance Health Foundation. For the Successor 2020 Period, general and administrative expenses were $51.8 million, consisting primarily of $35.6 million in salaries, wages and employee benefits, as well as $6.3 million in occupancy costs and $9.9 million in other operating expenses, including professional services and insurance. For the Predecessor 2020 Period, general and administrative expenses were $20.9 million, consisting primarily of $14.6 million in salaries, wages and employee benefits as well as $2.5 million in occupancy costs and $3.8 million in other operating expenses, including professional services and corporate insurance.

Depreciation and amortization

For the year ended December 31, 2021 (Successor), depreciation and amortization expense was $54.1 million. For the Successor 2020 Period, depreciation and amortization expense was $27.7 million. For the Predecessor 2020 Period, depreciation and amortization expense was $3.3 million. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Income (Expense)

(Loss) gain on remeasurement of contingent consideration

For the year ended December 31, 2021 (Successor), loss on remeasurement of contingent consideration was $2.6 million. For the Successor 2020 Period, loss on remeasurement of contingent consideration was $0.6 million. For the Predecessor 2020 Period, gain on remeasurement of contingent consideration was $0.3 million. This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Transaction costs

For the year ended December 31, 2021 (Successor), transaction costs were $3.8 million, primarily consisting of legal, consulting and other expenses. For the Successor 2020 Period and the Predecessor 2020 Period, transaction costs were $3.9 million and $33.2 million, respectively, primarily consisting of $32.9 million of costs related to the TPG Acquisition and legal, consulting and other expenses in connection with other acquisitions that closed in the Predecessor 2020 Period.

Interest expense

For the year ended December 31, 2021 (Successor), interest expense was $38.9 million, primarily consisting of $14.4 million related to our voluntary prepayment of borrowings outstanding with IPO proceeds, in connection with which we incurred an extinguishment of debt charge within interest expense consisting of the $8.8 million prepayment charge and the write-off of unamortized debt issuance costs of $5.6 million. For the Successor 2020 Period and the Predecessor 2020 Period, interest expense was $19.1 million and $3.0 million, respectively. Interest in the Successor 2020 Period consisted of interest expense under our May 2020 Credit Agreement and a write-off of unamortized debt issue costs related to the debt modification. Interest expense in the Predecessor 2020 Period primarily consisted of interest on our term loans under our Prior Credit Agreement (as defined below).

Other income (expense)

For the year ended December 31, 2021 (Successor), other expense was $1.5 million, primarily consisting of the management termination fee incurred of $1.2 million as a result of our IPO. For the Successor 2020 Period, other expense was $0.3 million and primarily consisted of related party management fees of $0.2 million. For the Predecessor 2020 Period, other expense was $14 thousand and consisted of related party management fees.

Income Tax Benefit

For the year ended December 31, 2021 (Successor), income tax benefit was $25.9 million. For the Successor 2020 Period and the Predecessor 2020 Period, the income tax benefit was $4.0 million and $2.3 million, respectively. The increase was primarily due to the increase in taxable loss for the period.

Comparison of the Successor 2020 Period, the Predecessor 2020 Period, and the Year Ended December 31, 2019 (Predecessor)

See discussion of the comparison of the Successor 2020 Period, the Predecessor 2020 Period and the year ended December 31, 2019 (Predecessor) in the Final Prospectus, section “—Management's Discussion and Analysis of Financial Condition—Results of Operations”.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under the credit agreement, dated August 28, 2018, with Capital One, National Association (the “Prior Credit Agreement”) and the May 2020 Credit Agreement executed simultaneously with the TPG Acquisition on May 14, 2020. We had cash and cash equivalents of $148.0 million and $18.8 million as of December 31, 2021 and 2020, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2021 and 2020, there was an aggregate principal amount of $161.2 million and $373.8 million, respectively, outstanding under the May 2020 Credit Agreement. As of December 31, 2021, our non-cancellable future minimum operating third-party lease payments totaled $251.1 million, and our non-cancellable future minimum operating related-party lease payments totaled $12.2 million.

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

May 2020 Credit Agreement

On May 14, 2020 and in connection with the TPG Acquisition, LifeStance Health Holdings, Inc., one of our subsidiaries, entered into the May 2020 Credit Agreement. The May 2020 Credit Agreement provides for senior secured credit facilities (the “Credit Facilities”) in the form of (i) $37.5 million original and delayed draw principal amount of Closing Date Term B-1 Loans and $222.5 million original and delayed draw principal amount of Closing Date Term B-2 Loans (“Closing Date Term Loans”), and (ii) $20.0 million of Revolving Commitments. On November 4, 2020, we entered into the First Amendment to the May 2020 Credit Agreement which, among other things, provided for incremental Credit Facilities in the form of $16.6 million original principal amount of First Amendment Term B-1 Loans and $98.4 million original principal amount of First Amendment Term B-2 Loans (“First Amendment Term Loans”). On February 1, 2021, we entered into the Second Amendment to the Credit Agreement (“Second Amendment”). The Second Amendment provides for incremental delayed draw term loans in the aggregate principal amount of $50.0 million. The Second Amendment delayed draw term loans are subject to the same terms and conditions set forth in the May 2020 Credit Agreement. On April 30, 2021, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment provides for incremental delayed draw term loans in the aggregate principal amount of $70.0 million. The Third Amendment delayed draw term loans are subject to the substantially same terms and conditions as those set forth in the May 2020 Credit Agreement. In connection with the voluntary prepayment of $294.0 million related to borrowings outstanding as of June 15, 2021, we recognized the extinguishment of debt charge within interest expense of $14.4 million during the second quarter of 2021 related to the prepayment charge and the write-off of unamortized debt issue costs.

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

Credit Agreement Consolidated EBITDA includes a cap for de novo start up costs of $1.5 million for each such new de novo facility, not to exceed 10% of Credit Agreement Consolidated EBITDA, in the aggregate, and allows for the adjustment of retention, relocation, recruiting or completion bonuses or recruiting costs, severance costs, transition costs, curtailments or modifications to pension and post-employment employee benefit plans costs in connection with the establishment or acquisition of a new practice, as well as certain pro forma acquisition run rate adjustments. As of December 31, 2021 and 2020, we were in compliance with all financial covenants under the Credit Facilities.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
(in thousands)
Net cash provided by (used in) operating activities	$9,420	$(21,969)	$13,436	$17,048
Net cash used in investing activities	(194,076)	(836,091)	(25,078)	(73,375)
Net cash provided by financing activities	313,856	876,889	35,385	48,463
Net increase (decrease) in cash and cash equivalents	$129,200	$18,829	$23,743	$(7,864)
Cash and cash equivalents, beginning of period	18,829	—	3,481	11,345
Cash and cash equivalents, end of period	$148,029	$18,829	$27,224	$3,481

Cash Flows Provided by (Used in) Operating Activities

During the year ended December 31, 2021 (Successor), operating activities provided $9.4 million of cash, primarily impacted by our $307.2 million net loss and offset by net cash provided by changes in our operating assets and liabilities of $2.1 million and non-cash charges of $314.5 million. During the Successor 2020 Period, operating activities used $22.0 million of cash, primarily impacted by a $13.1 million net loss, net cash used by changes in our operating assets and liabilities of $38.3 million and offset by non-cash charges of $29.4 million. During the Predecessor 2020 Period, operating activities provided $13.4 million of cash, primarily impacted by our $24.9 million net loss and net cash from the TPG Acquisition.

Cash Flows Used in Investing Activities

During the year ended December 31, 2021 (Successor), investing activities used $194.1 million, primarily resulting from our business acquisitions totaling $99.6 million and purchases of property and equipment of $94.5 million. During the Successor 2020 Period, investing activities used $836.1 million of cash, primarily impacted by $646.7 million used in connection with acquisition of the Predecessor, $164.1 million used in business acquisitions and purchases of property and equipment of $25.3 million. During the Predecessor 2020 Period, investing activities used $25.1 million of cash, primarily resulting from $12.8 million of property and equipment purchases and business acquisitions of $12.3 million.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2021 (Successor), financing activities provided $313.9 million of cash, resulting primarily from our IPO of net proceeds of $548.9 million, borrowings of $98.8 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $311.4 million, payments of debt issue costs of $2.4 million, a prepayment for the debt paydown of $8.8 million and payments of contingent consideration of $12.3 million. During the Successor 2020 Period, financing activities provided $876.9 million of cash, primarily impacted by contributions from members related to the acquisition of the Predecessor of $633.6 million, proceeds from the May 2020 Credit Agreement of $392.1 million and contributions from members of $21.0 million. This was partially offset by payments of loan obligations of $156.8 million, payments of debt issue costs of $8.7 million and payments of contingent consideration of $4.3 million. During the Predecessor 2020 Period, financing activities provided $35.4 million of cash, primarily resulting from additional borrowings under the Prior Credit Agreement of $74.4 million, partially offset by payments of loan obligations of $18.2 million, payments of debt issue costs of $0.7 million and payments of contingent consideration of $19.1 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Annual Report include the results of (i) LifeStance Health, LLC, its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health, LLC in which LifeStance Health, LLC has an interest and is the primary beneficiary for the Predecessor periods, (ii) LifeStance TopCo, L.P., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance TopCo, L.P. in which LifeStance TopCo, L.P. has an interest and is the primary beneficiary for the Successor periods and (iii) LifeStance Health Group, Inc., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the periods subsequent to the completion of the IPO and related transactions. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. Our critical accounting estimates are described below.

Total Revenue

Total revenue is reported at the amount that reflects the consideration to which we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs) and others and include variable consideration for retroactive adjustments due to settlement of audits, reviews and investigations. Generally, we bill patients and third-party payors several days after the services are performed. Revenue is recognized as performance obligations are satisfied. We have elected the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component as we expect the period between when service is transferred to a customer and when the customer pays for the service will be one year or less.

In patient revenue, the patient is our customer, and a signed patient treatment consent generally represents a written contract between us and the patient. Performance obligations are determined based on the nature of the services we provide. Generally, our performance obligations are satisfied over time and relate to counselling sessions that are discrete in nature and commence and terminate at the discretion of the patient and thus each individual counselling session is a performance obligation. Revenue for performance obligations satisfied over time is recognized when the services are rendered based on the amount to which we expect to be entitled for the services provided to the patient. We believe this method provides a faithful depiction of the transfer of services.

We report revenue net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions provided to patients. The differences between the price at which we expect to receive from patients or third-party payors and the standard billing rates are accounted for as contractual adjustments or discounts, which are deducted from gross revenue to arrive at net revenues. We determine our estimates of contractual adjustments and discounts based on contractual agreements, its discount policies, and its historical experience. Agreements with third-party payors provide for payments at amounts less than the established charges billed to patients. In substantially all of our patient encounters, services are paid for based upon established fee schedules which reflect reductions for contractual adjustments provided to third-party payors.

Settlements with third-party payors for retroactive adjustments due to audits, review or investigations and disputes by either us or the third-party payors within the allowable specific timeframe are considered variable consideration and are included in the determination of estimated transaction price for providing patient services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews and investigations.

Generally, patients who are covered by third-party payors are responsible for related deductibles and coinsurance, which vary in amount. We also provide services to uninsured patients, and offer those uninsured patients a discount, either by policy or law, from standard charges. We estimate the transaction price for patients with deductibles and coinsurance and for those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Adjustments arising from a change in the estimate of the transaction price were not material for all periods presented. Subsequent changes that are determined to be the result of an adverse change in the patient’s or third-party payor’s ability to pay are recorded as bad debt expense.

Services are occasionally provided to patients with a reduced ability to pay for their care. Therefore, we have recognized implicit price concessions to patients who may be in need of financial assistance. The implicit price concessions included in estimating the transaction price represent the difference between amounts billed to patients and the amounts we expect to collect based on its collection history with those patients. Patients who meet our criteria for discounted pricing are provided care at amounts less than established rates. Such amounts determined to be financial assistance are not reported as revenue.
We have determined that the nature, amount and timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors, which have different reimbursement rates.

Business Combinations

We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

•
The use of carrying value as a proxy for fair values of assets and liabilities assumed from the target; and
•
Fair values of intangible assets and contingent consideration.

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Stock and Unit-Based Compensation

ASC 718, Compensation—Stock Compensation (“ASC 718”) requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. Following the IPO, we account for stock-based compensation awards approved by our Board of Directors based on their estimated grant date fair value. We estimate the fair value of RSUs based on the fair value of the underlying common stock.

As part of the Organizational Transactions, the unvested Class B Profits Interests Units that were subject to vesting upon the sale of LifeStance TopCo were converted to restricted stock that were modified to add both a market and service condition.

To determine the fair value of the market condition of the restricted stock based awards, we make highly subjective and complex input assumptions, including the expected term, volatility, the price of the underlying stock and the risk-free rate. Changes to these input assumptions to the valuation of the modification can materially affect the fair value estimates and, ultimately, how much we recognize as stock-based compensation expense in future periods. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill and Other Intangible Assets

Intangible assets consist primarily of non-competition agreements and trade names acquired through business acquisitions and the purchase accounting applied for the TPG Acquisition. Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired and liabilities assumed through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually.

We test goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, disposition of a significant portion of the business or other factors. Effective in 2021, on a prospective basis, we changed our annual goodwill impairment testing date from December 31 to October 1 to better align the testing date with our financial planning process. Management has determined that the change in the testing date does not represent a material change to a method of applying an accounting principle as this change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. Management's annual goodwill impairment analyses in 2021 and 2020 indicated that goodwill was not impaired.

The determination of fair values and useful lives require us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired arrangements from a market participant perspective, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Recently Adopted and Issued Accounting Pronouncements

Recently adopted and issued accounting pronouncements are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of $1.07 billion or more, or (c) in which we are deemed to be a large accelerated filer; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

The loans under the May 2020 Credit Agreement bear interest at a rate per annum equal to (but not less than 0%) LIBOR plus a range of 4.00% to 4.25% (depending on our first lien net leverage). The loans under the Credit Facilities bear interest at a rate per annum equal to (a) adjusted LIBOR (which adjusted LIBOR, (x) solely with respect to the Closing Date Term B-1 Loan, Closing Date Term B-2 Loans, and loans under the Revolving Commitments, is subject to a minimum of 1.25% per annum and (y) solely with respect to the First Amendment Term B-1 Loan and First Amendment Term B-2 Loans, is subject to a minimum of 0.75% per annum), plus an applicable margin (i) in the case of Closing Date Term B-1 Loans, ranging from 3.25% to 3.75% per annum (depending on our first lien net leverage), (ii) in the case of Closing Date Term B-2 Loans, ranging from 8.22% to 8.72% per annum (depending on our first lien net leverage), (iii) in the case of loans under the Revolving Commitments, ranging from 4.50% to 4.75% per annum (depending on our first lien net leverage), (iv) in the case of the First Amendment Term B-1 Loans, of 3.00% per annum and (v) in the case of the First Amendment Term B-2 Loans, of 7.09% per annum or (b) an alternate base rate (which will be the highest of (w) the prime rate, (x) 0.5% above the federal funds effective date and (y) one-month adjusted LIBOR (subject to the floors set forth above) plus 1.00% per annum), plus an applicable margin (i) in the case of Closing Date Term B-1 Loans, ranging from 2.25% to 2.75% per annum (depending on our first lien net leverage), (ii) in the case of Closing Date Term B-2 Loans, ranging from 7.22% to 7.72% per annum (depending on our first lien net leverage), (iii) in the case of loans under the Revolving Commitments, ranging from 3.50% to 3.75% per annum (depending on our first lien net leverage), (iv) in the case of the First Amendment Term B-1 Loans, of 2.00% per annum and (v) in the case of the First Amendment Term B-2 Loans, of 6.09% per annum.

As of December 31, 2021 and 2020 (Successor), we had an aggregate principal amount of $161.2 million and $373.8 million outstanding under our credit facilities, respectively. Based on the amount outstanding under the May 2020 Credit Agreement as of December 31, 2021, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.6 million.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8. Financial Statements and Supplementary Data

All information required by this item is included in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated in this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Final Prospectus, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of December 31, 2021. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of December 31, 2021, we are in process of performing the following remedial actions:

•
hired, and plan to continue to hire, additional accounting and IT personnel to enhance our technical reporting, transactional accounting, and IT capabilities. In addition, in the fourth quarter of 2021, we have implemented external financial reporting and internal audit functions to support our regulatory external financial reporting objectives;
•
performance of detailed risk assessments for significant financial processes to identify, design, and implement control activities related to internal control over financial reporting, including enhancement of account reconciliations, journal entries, and monitoring controls;
•
development and implementation of controls related to the formalization of our accounting policies and procedures and financial reporting;

•
development and implementation of IT security and governance controls to address program change of internally and externally developed system and computer operations associated with information systems impacting the preparation of our consolidated financial statements; and
•
development and implementation of controls related to the periodic monitoring and review of user access rights, the identification and risk ranking of segregation of duties conflicts, and, where it is determined there is a need for an individual to have conflicting access, a periodic review of the underlying activities is performed by an independent person who does not have such conflicting access.

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

We intend to evaluate current and projected resource needs on a regular basis and hire additional qualified resources as needed. Our ability to maintain qualified and adequate resources to support our business and our projected growth will be a critical component of our internal control environment.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Plan for Material Weaknesses” above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.
Financial Statements

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets	F-4
Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)	F-5
Consolidated Statements of Changes in Redeemable Units and Stockholders'/Members' Equity and Consolidated Statements of Changes in Redeemable Convertible Preferred Units and Members' Deficit	F-6
Consolidated Statements of Cash Flows	F-9
Notes to the Consolidated Financial Statements	F-10
2.
List of Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

(b)
The exhibits listed in the following “Exhibits Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of LifeStance Health Group, Inc.	8-K	001-40478	3.1	6/15/2021
3.2	Amended and Restated Bylaws of LifeStance Health Group, Inc.	8-K	001-40478	3.2	6/15/2021
4.1	Form of Common Stock Certificate	S-1/A	333-256202	4.1	6/1/2021
4.2*	Description of Securities					X
10.1	Credit Agreement, dated as of May 14, 2020, among Lynnwood Mergersub, Inc., LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association	S-1	333-256202	10.1	5/17/2021
10.2	First Amendment to Credit Agreement, dated November 4, 2020, by and among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association	S-1	333-256202	10.2	5/17/2021
10.3	Second Amendment to Credit Agreement, dated February 1, 2021, by and among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association	S-1	333-256202	10.3	5/17/2021
10.4*	Third Amendment to Credit Agreement, dated April 30, 2021, by and among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association					X
10.5	Registration Rights Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.1	6/15/2021
10.6	Stockholders Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.2	6/15/2021
10.7	Stock Transfer Restriction Agreement, dated as of June 9, 2021, by and among the Company and each of the other person from time to time party thereto	8-K	001-40478	10.3	6/15/2021
10.8+	Amended and Restated Employment Agreement, dated May 14, 2020, between LifeStance Health Inc., and Michael K. Lester	S-1	333-256202	10.6	5/17/2021
10.9+	First Amendment to Amended and Restated Employment Agreement, dated June 1, 2020, between LifeStance Health, Inc. and Michael K. Lester	S-1	333-256202	10.7	5/17/2021
10.10+	Amended and Restated Employment Agreement, dated May 14, 2020, between LifeStance Health, Inc. and Gwendolyn H. Booth	S-1	333-256202	10.8	5/17/2021
10.11+	Amended and Restated Employment Agreement, dated May 14, 2020, between LifeStance Health, Inc. and Danish Qureshi	S-1	333-256202	10.9	5/17/2021
10.12+	Independent Consulting Agreement, dated June 1, 2020, among LifeStance Health, Inc., Alert5 Consulting LLC and Michael K. Lester	S-1	333-256202	10.10	5/17/2021
10.13+	LifeStance Health Group, Inc. 2021 Equity Incentive Plan	8-K	001-40478	10.4	6/15/2021
10.14+	LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan	8-K	001-40478	10.5	6/15/2021
10.15+	LifeStance Health Group, Inc. 2021 Cash Incentive Plan	8-K	001-40478	10.6	6/15/2021

10.16	Form of Indemnification Agreement between LifeStance Health Group, Inc. and each of its directors and executive officers	S-1	333-256202	10.17	5/17/2021
10.17	Form of Management Services Agreement with Affiliated Practices	S-1	333-256202	10.19	5/17/2021
21.1*	List of subsidiaries of LifeStance Health Group, Inc.					X
23.1*	Consent of PricewaterhouseCoopers LLP					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover page from the Annual Report on Form 10-K of LifeStance Health Group, Inc. for the year ended December 31, 2021 formatted in Inline XBRL

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeStance Health Group, Inc.

Date: March 17, 2022	By:	/s/ Michael K. Lester
Michael K. Lester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael K. Lester	Chief Executive Officer, President and Director	March 17, 2022
Michael K. Lester	(Principal Executive Officer)

/s/ J. Michael Bruff	Chief Financial Officer	March 17, 2022
J. Michael Bruff	(Principal Financial and Accounting Officer)

/s/ Robert Bessler	Director	March 17, 2022
Robert Bessler

/s/ Darren Black	Director	March 17, 2022
Darren Black

/s/ Jeffrey Crisan	Director	March 17, 2022
Jeffrey Crisan

/s/ William Miller	Director	March 17, 2022
William Miller

/s/ Jeffrey Rhodes	Director	March 17, 2022
Jeffrey Rhodes

/s/ Eric Shuey	Director	March 17, 2022
Eric Shuey

/s/ Seema Verma	Director	March 17, 2022
Seema Verma

/s/ Katherine Wood	Director	March 17, 2022
Katherine Wood

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets as of December 31, 2021 (Successor) and December 31, 2020 (Successor)	F-4

Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor)

F-5

Consolidated Statements of Changes in Redeemable Units and Stockholders'/Members' Equity for the year ended December 31, 2021 (Successor) and the period from April 13, 2020 to December 31, 2020 (Successor) and Consolidated Statements of Changes in Redeemable Convertible Preferred Units and Members' Deficit for the period from January 1, 2020 to May 14, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor)

F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LifeStance Health Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LifeStance Health Group, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income/(loss) and comprehensive income/(loss), of changes in redeemable units and stockholders’/members’ equity and of cash flows for the period from April 13, 2020 through December 31, 2020, and for the year ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the period from April 13, 2020 through December 31, 2020 and for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 17, 2022

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of LifeStance TopCo, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income/(loss) and comprehensive income/(loss), of changes in redeemable convertible preferred units and members’ deficit and of cash flows of LifeStance Health, LLC and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2020 to May 14, 2020, and for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2020 to May 14, 2020 and for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

April 12, 2021, except for the effects of the reclassification of certain operating expense categories discussed in Note 2 (not presented herein) to the consolidated financial statements appearing in the Company’s Registration Statement on Form S-1 dated May 17, 2021, as to which the date is May 12, 2021.

We have served as the Company's auditor since 2020.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2021 AND 2020 (Successor)

(In thousands, except for par value)

	Successor
	December 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$148,029	$18,829
Patient accounts receivable, net	76,078	43,706
Prepaid expenses and other current assets	42,413	13,745
Total current assets	266,520	76,280
NONCURRENT ASSETS
Property and equipment, net	152,242	59,349
Intangible assets, net	300,355	332,796
Goodwill	1,204,544	1,098,659
Deposits	3,448	2,647
Total noncurrent assets	1,660,589	1,493,451
Total assets	$1,927,109	$1,569,731
LIABILITIES, REDEEMABLE UNITS AND STOCKHOLDERS'/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,152	$7,688
Accrued payroll expenses	60,002	38,024
Other accrued expenses	26,510	14,685
Current portion of contingent consideration	14,123	10,563
Other current liabilities	1,965	4,961
Total current liabilities	116,752	75,921
NONCURRENT LIABILITIES
Long-term debt, net	157,416	362,534
Other noncurrent liabilities	50,325	11,363
Contingent consideration, net of current portion	3,307	5,851
Deferred tax liability, net	54,281	81,226
Total noncurrent liabilities	265,329	460,974
Total liabilities	$382,081	$536,895
COMMITMENT AND CONTINGENCIES (see Note 18)
REDEEMABLE UNITS
Redeemable Class A units – 0 and 35,000 units authorized, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	35,000
STOCKHOLDERS’/MEMBERS’ EQUITY
Common units A-1 – 0 and 959,563 units authorized, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	959,563
Common units A-2 – 0 and 49,946 units authorized, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	49,946
Common units B – 0 and 179,000 units authorized as of December 31, 2021 and December 31, 2020, respectively; 0 units issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Preferred stock – par value $0.01 per share; 25,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock – par value $0.01 per share; 800,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 374,255 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3,743	—
Additional paid-in capital	1,898,357	1,452
Accumulated deficit	(357,072)	(13,125)
Total stockholders'/members’ equity	1,545,028	997,836
Total liabilities, redeemable units and stockholders’/members’ equity	$1,927,109	$1,569,731

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEAR ENDED December 31, 2021 (Successor), THE period from April 13, 2020 to December 31, 2020 (Successor), THE period from January 1, 2020 to May 14, 2020 (Predecessor) AND THE YEAR ENDED December 31, 2019 (Predecessor)

(In thousands, except for Net Loss per Share)

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
TOTAL REVENUE	$667,511	$265,556	$111,661	$212,518
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	466,003	179,264	78,777	150,122
General and administrative expenses	433,725	51,841	20,854	41,060
Depreciation and amortization	54,136	27,710	3,335	6,095
Total operating expenses	$953,864	$258,815	$102,966	$197,277
(LOSS) INCOME FROM OPERATIONS	$(286,353)	$6,741	$8,695	$15,241
OTHER INCOME (EXPENSE)
(Loss) gain on remeasurement of contingent consideration	(2,610)	(576)	322	229
Transaction costs	(3,762)	(3,937)	(33,247)	(2,186)
Interest expense	(38,911)	(19,112)	(3,020)	(5,409)
Other expense	(1,469)	(263)	(14)	—
Total other expense	$(46,752)	$(23,888)	$(35,959)	$(7,366)
(LOSS) INCOME BEFORE INCOME TAXES	(333,105)	(17,147)	(27,264)	7,875
INCOME TAX BENEFIT (PROVISION)	25,908	4,022	2,319	(2,206)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	$(307,197)	$(13,125)	$(24,945)	$5,669
Accretion of Redeemable Class A units	(36,750)	—	—	—
Accretion of Series A-1 redeemable convertible preferred units (Note 14)	—	—	(272,582)	(62,975)
Cumulative dividend on Series A redeemable convertible preferred units (Note 14)	—	—	(662)	(1,598)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS/MEMBERS	$(343,947)	$(13,125)	$(298,189)	$(58,904)
NET LOSS PER SHARE, BASIC AND DILUTED	(1.05)	(0.04)
Weighted-average shares used to compute basic and diluted net loss per share	327,523	302,335

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR THE YEAR ENDED December 31, 2021 (Successor) AND THE period from April 13, 2020 to December 31, 2020 (Successor) AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE period from January 1, 2020 to May 14, 2020 (Predecessor) AND THE YEAR ENDED December 31, 2019 (Predecessor)

(In thousands)

	Class A Redeemable Units		Class A-1 Common Units		Class A-2 Common Units		Class B Common Units		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'/ Members'
Successor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	35,000	$35,000	959,563	$959,563	49,946	$49,946	—	$—	—	$—	$1,452	$(13,125)	$997,836
Net loss	—	—	—	—	—	—	—	—	—	—	—	(307,197)	(307,197)
Issuance of common units	—	—	—	—	962	1,000	—	—	—	—	—	—	1,000
Accretion of Redeemable Class A Units	—	36,750	—	—	—	—	—	—	—	—	—	(36,750)	(36,750)
Issuance of common units for acquisitions of businesses	—	—	—	—	725	1,486	—	—	—	—	—	—	1,486
Vesting of Class B Profits Interests	—	—	—	—	—	—	17,920	—	—	—	—	—	—
Conversion of Redeemable Class A Units into common stock upon closing of initial public offering	(35,000)	(71,750)	—	—	—	—	—	—	10,234	102	71,648	—	71,750
Conversion of common units into common stock upon closing of initial public offering	—	—	(959,563)	(959,563)	(51,633)	(52,432)	—	—	295,663	2,957	1,009,038	—	—
Conversion of vested Class B Profits Interests to common stock upon closing of initial public offering	—	—	—	—	—	—	(17,920)	—	4,186	42	(42)	—	—
Conversion of unvested Class B Profits Interests to restricted stock upon closing of initial public offering	—	—	—	—	—	—	—	—	30,766	308	(308)	—	—
Issuance of common stock upon closing of initial public offering, net	—	—	—	—	—	—	—	—	32,800	328	548,577	—	548,905
Endowment of shares to the LifeStance Health Foundation	—	—	—	—	—	—	—	—	500	5	8,995	—	9,000
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	106	1	(442)	—	(441)
Stock and unit-based compensation expense	—	—	—	—	—	—	—	—	—	—	259,439	—	259,439
Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	374,255	$3,743	$1,898,357	$(357,072)	$1,545,028

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR THE YEAR ENDED December 31, 2021 (Successor) AND THE period from April 13, 2020 to December 31, 2020 (Successor) AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE period from January 1, 2020 to May 14, 2020 (Predecessor) AND THE YEAR ENDED December 31, 2019 (Predecessor)

(In thousands)

	Class A Redeemable Units		Class A-1 Common Units		Class A-2 Common Units		Class B Common Units		Additional Paid-in	Accumulated	Total Members'
Successor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balances at April 13, 2020	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	(13,125)	(13,125)
Issuance of redeemable/common units at TPG Acquisition	35,000	35,000	310,978	310,978	35,845	35,845	—	—	—	—	346,823
Issuance of common units to TPG at TPG Acquisition	—	—	633,585	633,585	—	—	—	—	—	—	633,585
Issuance of common units to new investors	—	—	15,000	15,000	6,000	6,000	—	—	—	—	21,000
Issuance of common units for acquisitions of businesses	—	—	—	—	7,590	7,590	—	—	—	—	7,590
Issuance of common units for convertible promissory note conversion	—	—	—	—	511	511	—	—	—	—	511
Unit-based compensation expense	—	—	—	—	—	—	—	—	1,452	—	1,452
Balances at December 31, 2020	35,000	$35,000	959,563	$959,563	49,946	$49,946	—	$—	$1,452	$(13,125)	$997,836

	Series A Redeemable Convertible Preferred Units		Series A-1 Redeemable Convertible Preferred Units		Class A Common Units		Class C Common Units		Additional Paid-in	Accumulated	Total Members'
Predecessor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	16,459	$20,261	109,838	$282,652	25,252	$3	4,980	$—	$—	$(166,358)	$(166,355)
Net loss	—	—	—	—	—	—	—	—	—	(24,945)	(24,945)
Repurchases of Series A redeemable convertible preferred units	(333)	(500)	—	—	—	—	—	—	—	(500)	(500)
Accretion of Series A-1 redeemable convertible preferred units	—	—	—	272,582	—	—	—	—	—	(272,582)	(272,582)
Balances at May 14, 2020	16,126	$19,761	109,838	$555,234	25,252	$3	4,980	$—	$—	$(464,385)	$(464,382)

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY FOR THE YEAR ENDED December 31, 2021 (Successor) AND THE period from April 13, 2020 to December 31, 2020 (Successor) AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND MEMBERS’ DEFICIT FOR THE period from January 1, 2020 to May 14, 2020 (Predecessor) AND THE YEAR ENDED December 31, 2019 (Predecessor)

(In thousands)

	Series A Redeemable Convertible Preferred Units		Series A-1 Redeemable Convertible Preferred Units		Class A Common Units		Class C Common Units		Additional Paid-in	Accumulated	Total Members'
Predecessor	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Deficit
Balances at January 1, 2019	13,574	$14,491	109,838	$219,677	25,252	$3	4,955	$—	$—	$(109,106)	$(109,103)
Net income	—	—	—	—	—	—	—	—	—	5,669	5,669
Issuance of Series A redeemable convertible preferred units for acquisitions of businesses	2,885	5,770	—	—	—	—	—	—	—	—	—
Exercise of unit-based awards	—	—	—	—	—	—	25	—	—	—	—
Unit-based compensation expense	—	—	—	—	—	—	—	—	54	—	54
Accretion of Series A-1 redeemable convertible preferred units	—	—	—	62,975	—	—	—	—	(54)	(62,921)	(62,975)
Balances at December 31, 2019	16,459	$20,261	109,838	$282,652	25,252	$3	4,980	$—	$—	$(166,358)	$(166,355)

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED December 31, 2021 (SUCCESSOR), THE period from April 13, 2020 to December 31, 2020 (Successor), THE period from January 1, 2020 to May 14, 2020 (Predecessor) AND THE YEAR ENDED December 31, 2019 (Predecessor)

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(307,197)	$(13,125)	$(24,945)	$5,669
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	54,136	27,710	3,335	6,095
Stock and unit-based compensation	259,439	1,452	—	54
Deferred income taxes	(26,945)	(4,156)	(2,345)	1,760
Loss on debt extinguishment	14,440	3,066	—	—
Amortization of debt issue costs	1,797	759	215	707
Loss (gain) on remeasurement of contingent consideration	2,610	576	(322)	(229)
Endowment of shares to LifeStance Health Foundation	9,000	—	—	—
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable	(24,213)	(8,183)	(5,122)	(5,759)
Prepaid expenses and other current assets	(29,121)	(1,101)	(4,526)	(2,233)
Accounts payable	623	2,467	(1,638)	2,535
Accrued payroll expenses	15,265	58	8,753	5,201
Other accrued expenses	39,586	(31,492)	40,031	3,248
Net cash provided by (used in) operating activities	9,420	(21,969)	13,436	17,048
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(94,492)	(25,262)	(12,804)	(14,314)
Acquisition of Predecessor, net of cash acquired	—	(646,694)	—	—
Acquisitions of businesses, net of cash acquired	(99,584)	(164,135)	(12,274)	(59,061)
Net cash used in investing activities	(194,076)	(836,091)	(25,078)	(73,375)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters discounts and commissions and deferred offering costs	548,905	—	—	—
Contributions from Members related to acquisition of Predecessor	—	633,585	—	—
Issuance of common units to new investors	1,000	21,000	—	—
Repurchase of Series A redeemable convertible preferred units	—	—	(1,000)	—
Proceeds from long-term debt	98,800	392,064	74,350	55,938
Payments of debt issue costs	(2,360)	(8,684)	(650)	(1,964)
Payments of long-term debt	(311,390)	(156,785)	(18,222)	(488)
Prepayment for debt paydown	(8,820)	—	—	—
Payments of contingent consideration	(12,279)	(4,291)	(19,093)	(5,023)
Net cash provided by financing activities	313,856	876,889	35,385	48,463
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,200	18,829	23,743	(7,864)
Cash and Cash Equivalents - Beginning of period	18,829	—	3,481	11,345
CASH AND CASH EQUIVALENTS – END OF PERIOD	$148,029	$18,829	$27,224	$3,481
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22,415	$14,292	$2,857	$4,582
Cash paid for taxes	$1,093	$221	$25	$254
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through capital leases	$1,438	$109	$415	$787
Contingent consideration incurred in acquisitions of businesses	$10,685	$10,220	$3,788	$22,868
Acquisition of property and equipment included in liabilities	$15,845	$4,465	$2,718	$1,249
Issuance of Series A redeemable convertible preferred units for acquisitions of businesses	$—	$—	$—	$5,770
Issuance of common units for convertible promissory note conversion	$—	$511	$—	$—
Issuance of common units for acquisitions of businesses	$1,486	$7,590	$—	$—
Taxes related to net share settlement of equity awards included in liabilities	$441	$—	$—	$—

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Initial Public Offering

On June 14, 2021, the Company completed its IPO in which it issued and sold 32,800 shares of common stock and affiliates of TPG Inc. ("TPG"), affiliates of Silversmith Capital Partners ("Silversmith"), and affiliates of Summit Partners ("Summit") (collectively, the "Selling Shareholders") sold 7,200 shares of common stock at an offering price of $18.00 per share. The Selling Shareholders granted the underwriters an option to purchase an additional 6,000 shares of common stock. The underwriters exercised in full their option to purchase additional shares, and the sale of the option shares was completed on June 25, 2021. The Company received net proceeds of $548,905, after deducting underwriting discounts and commissions of $32,472 and deferred offering costs of $9,023. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders, including the option shares. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering.

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

In connection with the IPO, the Company established the LifeStance Health Foundation, a non-profit organization that focuses on youth mental health, and the mental health of underrepresented minority communities, the underemployed and the uninsured. While the LifeStance Health Foundation was founded by LifeStance and will be operated by a board of directors that the Company expects to include from time to time certain of its officers and employees, including its Chief Executive Officer, the LifeStance Health Foundation was established as an independent legal entity and will not be owned or controlled by LifeStance or its stockholders. Concurrently with the closing of the IPO, the Company endowed the LifeStance Health Foundation through a combination of $1,000 in cash and 500 shares of its common stock, representing aggregate cash and equity value of $10,000.

Following the effective date of the IPO, LifeStance Health Group consolidates the financial results of LifeStance TopCo, its wholly-owned subsidiaries and variable interest entities ("VIEs") and the financial statements for the periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes. Prior to the IPO restructuring transactions, LifeStance Health Group had no operations.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the results of the Company, its wholly-owned subsidiaries, and variable interest entities in which the Company has an interest and is the primary beneficiary (see “Variable Interest Entities” below). Intercompany transactions and balances have been eliminated in consolidation.

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

The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves.

Changes in estimates are made when circumstances warrant. Significant estimates and assumptions by management may affect total revenue impacted by variable consideration and discounts, price concessions, allowance for credit losses, the carrying value of long-lived assets (including goodwill and intangible assets), acquisition accounting, the calculation of a contingent liability in connection with an acquisition, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, payor settlements, contingencies, litigation and related legal accruals and the value attributed to employee stock and unit-based awards.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. That method requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The consideration the Company transfers in exchange for the acquiree may also include equity interests which the Company records at fair value at closing of the transaction. Transaction costs incurred as a result of the acquisitions are expensed in the Company’s consolidated financial statements in the period incurred.

The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, and discount rates. Fair value estimates are based on the assumptions the Company believes a market participant would use in pricing the asset or liability.

Management’s estimates of fair value are based upon assumptions determined to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the estimates. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The measurement period provides a reasonable period of time to determine the value of identifiable assets acquired, liabilities assumed, consideration transferred, equity interests, and goodwill. New information that gives rise to a measurement period adjustment should relate to events or circumstances existing at the acquisition date. Information pertaining to events that occur after the acquisition date are not measurement period adjustments. All changes that do not qualify as measurement period adjustments are included in current period earnings. The Company includes the results of all acquisitions in the consolidated financial statements from the date of acquisition.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Segment Information

The Company’s chief operating decision maker, its Chief Executive Officer, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single operating and reportable segment, mental health services, for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with remaining maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of demand deposits held with financial institutions. Cash is stated at cost, which approximates fair value. The Company maintains cash balances at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the amounts on deposit may exceed the insured limit.

Total Revenue

Total revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs) and others and include variable consideration for retroactive adjustments due to settlement of audits, reviews and investigations. Generally, the Company bills patients and third-party payors several days after the services are performed. The Company has elected the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects the period between when service is transferred to a customer and when the customer pays for the service will be one year or less. Revenue is recognized as the related performance obligation is satisfied.

In patient revenue, the patient is the Company’s customer, and a signed patient treatment consent generally represents a written contract between the Company and the patient. Performance obligations are determined based on the nature of the services provided by the Company. Generally, the Company’s performance obligations are satisfied over time and relate to counselling sessions that are discrete in nature and commence and terminate at the discretion of the patient and thus each individual counselling session is a performance obligation. Revenue for performance obligations satisfied over time is recognized when the services are rendered based on the amount the Company expects to be entitled to for the services provided to the patient. The Company believes this method provides a faithful depiction of the transfer of services.

Because all of its performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in Accounting Standards Codification (“ASC”) 606-10-50-14(A) and, therefore, is not required to disclose the aggregate amount of the transaction prices allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company determined the underlying nature of the services provided are consistent irrespective of the payor type. Therefore, management assesses price concessions using a portfolio approach in its contracts with patients. The Company reports revenue net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy and/or implicit price concessions provided to patients. The differences between the price at which the Company expects to receive from patients and the standard billing rates, deemed implicit price concessions, are accounted for as contractual adjustments or discounts, which are deducted from gross revenue to arrive at net revenues. The Company determines its estimates of contractual adjustments and discounts based on contractual agreements, its discount policies, and its historical experience.

Settlements with third-party payors for retroactive adjustments due to audits, review or investigations and disputes by either the Company or the third-party payors within the allowable specific timeframe are considered variable consideration and are included in the determination of estimated transaction price for providing patient services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews and investigations. Generally, patients who are covered by third-party payors are responsible for related deductibles and coinsurance, which vary in amount.

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and for those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

service revenue in the period of the change. Adjustments arising from a change in the estimate of the transaction price were not material for all periods presented. Subsequent changes that are determined to be the result of an adverse change in the patient’s or third-party payor’s ability to pay are recorded as bad debt expense.

Services are occasionally provided to patients with a reduced ability to pay for their care. Therefore, the Company has determined it has provided implicit price concessions to patients who may be in need of financial assistance. The implicit price concessions included in estimating the transaction price represent the difference between amounts billed to patients and the amounts the Company expects to collect based on its collection history with those patients. Patients who meet the Company’s criteria for discounted pricing are provided care at amounts less than established rates. Such amounts determined to be financial assistance are not reported as revenue.

Patient Accounts Receivable

Patient accounts receivable are carried at the original charge for the services provided adjusted for explicit and implicit price concessions, including allowances for contractual adjustments. Management regularly reviews data about the major payor sources of revenue in evaluating the sufficiency of the explicit and implicit price concessions. For receivables associated with services provided to patients who have third-party insurance coverage, the Company analyzes contractually due amounts and provides an allowance for contractual adjustments.

In evaluating the collectability of patient receivables, the Company analyzes its past history and identifies trends for each of its major payor sources of revenue to estimate the appropriate allowance for credit losses and provision for bad debts. Management determines the allowance for credit losses by identifying troubled accounts, by using historical experience applied to an aging of accounts, and by considering a patient’s financial history, credit history, and current economic conditions. Patient accounts receivable are written off as bad debt expense when deemed uncollectible. Recoveries of receivables previously written off are recorded as bad debt recoveries.

The Company grants credit without collateral to its patients, most of whom are insured under third-party payor agreements. Revenue and cash flows from the Medicare program are dependent upon the rates set by, and the promptness of payment from, federally administered programs, and in management’s opinion do not create a significant credit risk to the Company.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Assets acquired under capital leases are stated at the present value of future minimum lease payments. Major additions and improvements are capitalized, while replacements, maintenance, and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation of property and equipment is computed primarily using the straight-line method over the following estimated useful lives:

Furniture, fixtures and equipment	5 - 7 years
Computers and peripherals	3 years
Medical equipment	7 years

Assets acquired under capital leases, and leasehold improvements, are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the assets, generally 5 to 10 years.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of income/(loss) and comprehensive income/(loss) in the period realized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There was no impairment of long-lived assets for all periods presented.

Goodwill

Goodwill reflected on the consolidated balance sheets as of December 31, 2021 and 2020 (Successor) relates to goodwill from the TPG Acquisition (see Note 3) and additional goodwill from the Company’s acquisitions of businesses during the Successor period. Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

assets acquired and liabilities assumed. Goodwill is not amortized, but instead tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment charge is recognized for the excess of the carrying value of the reporting unit inclusive of goodwill over the fair value of the reporting unit.

Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company operates as a single operating segment and as a single reporting unit for evaluating goodwill impairment.

The Company completed its annual impairment tests in 2021 and 2020 to determine if it is more-likely-than-not that the fair value of its reporting unit was less than its carrying value. Effective in 2021, on a prospective basis, the Company changed its annual goodwill impairment testing date from December 31 to October 1 to better align the testing date with its financial planning process. Management has determined that the change in the testing date does not represent a material change to a method of applying an accounting principle as this change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The Company’s qualitative assessment took into consideration its operating and competitive environment, any changes in the business or financial performance, and any potential related impacts to its cash flows. Additionally, the Company considered other factors, such as the credit environment, its access to capital and its ability to re-negotiate insurance rates. The Company's annual goodwill impairment analyses in 2021 and 2020 indicated that goodwill was not impaired.

Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through business acquisitions. Intangible assets with definite lives are amortized on the straight-line basis over their estimated useful lives or contractual lives, whichever is shorter, as follows:

Non-competition agreements	4 to 6 years
Trade names	5 to 22.5 years

Fair Value

Fair value is the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied.

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used on measuring fair value. These tiers include:

•
Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•
Level 2—Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying values of the Company’s financial instruments approximate fair value due to their short-term maturities.

The Company has obligations to transfer contingent consideration to former owners and sellers of certain entities in conjunction with its acquisitions, if specified future operational objectives and/or financial results are met. The Company records the acquisition date fair value of these contingent liabilities and measures the fair value on a recurring basis. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The fair value is derived using valuation methodologies, such as a discounted cash flow

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

model, and is not based on market exchange, dealer, or broker traded transactions. This valuation incorporates certain assumptions and projections in determining the fair value assigned to such liability. The valuation methodology differs depending on the type of earn-out target (see Note 8).

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available information. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change.

The Company acquires and operates certain care centers which are deemed to be Friendly-Physician Entities (“FPEs”). As part of an FPE acquisition, the Company acquires 100% of the non-medical assets, however due to legal requirements the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both a Management Service Agreement, which provide for various administrative and management services to be provided by the Company to the FPE, and Stock Transfer Restriction (“STR”) agreements with the physician-owners of the FPEs, which provide for the transition of ownership interest of the FPEs under certain conditions. The outstanding voting equity instruments of the FPEs are owned by the nominee shareholders appointed by the Company under the terms of the STR. The Company has the right to receive income as an ongoing management fee, which effectively absorbs all of the residual interests and has also provided financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all nonmedical services including facilities, technology and intellectual property required for the day-to-day operation and management of each of the FPEs, and makes recommendations to the FPEs in establishing the guidelines for the employment and compensation of the physicians and other employees of the FPEs. In addition, the STR provides that the Company has the right to designate a person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to its equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at December 31, 2021 and 2020 (Successor).

Stock and Unit-based Compensation

Unit-based compensation is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the recipient is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value using the Black-Scholes option pricing model for the Class A and Class C Incentive Units granted prior to May 14, 2020 in the Predecessor periods. On the grant date, recipients of the Class C Units and Class A Units purchased the units at their fair market value paid in cash.

Additionally, beginning on May 14, 2020, the Company granted Class B Units (the “Class B Units” or “Profits Interests”) to certain employees under the Company’s Partnership Interest Award agreement (“Partnership Interest Award Agreement”) during the Successor period in 2020. The Board may reward employees with various types of awards, including but not limited to, profits interest on a service-based or performance-based schedule. These awards also contain market conditions. The Company estimates the fair value using the Monte Carlo simulation model for the Class B Units.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

For Service-Vesting Units, the Company recognizes unit-based compensation expense over the requisite service period for each separately vesting portion of the profits interest as if the award was, in-substance, multiple awards. According to the terms of the Partnership Interest Award Agreement, 20% of the Class B Units vest on the one year anniversary of May 14, 2020; and the remaining 80% of the Class B Units vest monthly in equal amounts, until fully vested over a five year period starting on the grant date. For Performance-Vesting Units, the Company recognizes unit-based compensation expense when it is probable that the sale of the Company or initial public offering will be achieved. The Company analyzed if a performance condition was probable for each reporting period for awards subject to performance vesting prior to the modification of the awards immediately prior to the IPO.

Following the IPO, the Company accounts for stock-based compensation awards approved by the Board of Directors, including restricted stock and restricted stock units ("RSUs"), based on their estimated grant date fair value. The Company estimates the fair value of the restricted stock and RSUs based on the fair value of the underlying common stock. The Company's restricted stock and RSUs are granted on a market and service-based vesting conditions.

The service-based awards are recognized at fair value on their grant date on a straight line basis over the requisite service period, which is generally two to three years. The market-based vesting conditions will provide for the holder to vest one-third of their awards within six months of the IPO, one-third of their awards on the first anniversary of the IPO, one-sixth of their awards eighteen months from the completion of the IPO and the remaining one-sixth of their awards two years from the completion of the IPO.

The Company has elected to account for forfeitures as they occur.

Advertising and Marketing Costs

Advertising and marketing costs include all communications and campaigns to the Company’s clients and target audience. Advertising costs are charged to expense as they are incurred in general and administrative expenses within the Company’s consolidated statements of income/(loss) and comprehensive income/(loss). Advertising expense for the year ended December 31, 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor), and the year ended December 31, 2019 (Predecessor) were $11,696, $1,942, $663, and $646, respectively.

Debt Issue Costs

For term loans, debt issue costs are presented net within total long-term debt and amortized using the effective interest rate method over the term of the loan. For revolving loans, the Company presents the debt issue costs as an asset and amortizes the costs on a straight-line basis over the term of the revolving loan. Amortization of debt issue costs, which includes loss on debt extinguishment, is recorded as interest expense in the consolidated statements of income/(loss) and comprehensive income/(loss) and amounted to $7,417, $3,825, $215 and $707 for the year ended December 31, 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor), and the year ended December 31, 2019 (Predecessor), respectively.

Income Taxes

The Company is subject to income taxes in both the United States and several state jurisdictions. The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when book/tax differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date.

The Company records a valuation allowance on deferred tax assets when it is determined that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. The Company did not maintain a valuation allowance at December 31, 2021 and 2020 (Successor).

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more-likely-than-not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense, net in the consolidated statements of income/(loss) and comprehensive income/(loss).

Retirement Plan

The Company maintains a profit sharing and retirement savings 401(k) plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. The Company 401(k) Plan provides for a 401(k) matching program under which the Company will match 100% of the employees’ contribution up to 3% of the employees’ compensation, plus 50% of salary deferrals between 3% and 5% of employees’ compensation. The matching contribution is subject to certain eligibility and vesting conditions. The Company recorded expense of $11,375, $4,231, $1,819 and $2,661 for the year ended December 31, 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to May 14, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor), respectively, for discretionary matching and profit-sharing contributions to the 401(k) Plan.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is equal to net income/(loss).

Net Loss Per Share

Net loss per share is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common shares, including potential dilutive common shares assuming the dilutive effect of common share equivalents, to the extent dilutive.

Basic and diluted net loss per unit was the same for each period presented as the inclusion of all potential shares of common shares outstanding would have been anti-dilutive.

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying patients against liabilities if there is a breach of a patient’s data or if the Company’s service infringes on a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as a director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer liability insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Professional Liability Insurance

The Company maintains a professional liability insurance policy with a third-party insurer on a claims-made basis. The reserve for professional liability includes a claims-made basis of reported losses and amounts for incurred but not reported losses utilizing actuarial studies of historical and industry data (see Note 18).

Concentrations of Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and patient accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S., its deposits, at times, may exceed federally insured limits. The Company does not have any individual customer that exceeded 10% of the Company’s patient accounts receivable balance at December 31, 2021 and 2020 (Successor). Two payors individually exceeded 10% of the Company’s patients accounts receivable balance at December 31, 2021 and 2020 (Successor). These payors comprise 17% and 19%, of the patient accounts receivable balance, respectively, as of December 31, 2021 (Successor), and 25% and 23%, respectively, as of December 31, 2020 (Successor).

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company's consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and also issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2020-02, and ASU 2020-05 (collectively, “ASC 842”). ASC 842 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. ASC 842 is effective for private entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, inclusive of a one year deferral provided by ASU 2020-05. ASC 842 must be adopted using a modified retrospective method and early adoption is permitted. The Company is in the process of determining the impact of the adoption of ASC 842 on the Company’s consolidated financial statements and disclosures. The Company has organized an implementation group to ensure the completeness of its lease information, analyze the appropriate classification of leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. However, given the Company’s current operating lease portfolio (see Note 17 and Note 18) the Company expects the recognition of the right-of-use assets and lease liabilities to have a material impact on the Company’s consolidated balance sheets.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11 (collectively, "ASC 326"). ASC 326 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASC 326 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASC 326 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years and private entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASC 326 will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASC 326 on the Company’s consolidated financial statements and disclosures.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years and for private entities, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued and all other entities for periods for which financial statements have not yet been made available for issuance. The Company is in the process of evaluating the impact of the adoption of ASU 2019-12 on the Company’s consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments issued in March 2020 provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is still evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements and disclosures.

NOTE 3 TPG ACQUISITION

On April 14, 2020, LifeStance Holdings entered into a merger agreement among LifeStance Holdings, Lynnwood Intermediate Holdings, Inc., Merger Sub and Shareholder Representatives Services LLC. Immediately prior to the TPG Acquisition, LifeStance Health, LLC completed a reorganization pursuant to which the equity holders of LifeStance Health, LLC, including affiliates of Summit and affiliates of Silversmith (together with TPG and Summit, the Company’s “Principal Stockholders”) received a distribution of 100% of the equity interests of LifeStance Health Holdings, a direct subsidiary of LifeStance Health, LLC, in complete redemption of their equity interests of LifeStance Health, LLC. Pursuant to the TPG Acquisition, (i) the historic equity holders of LifeStance Health, LLC contributed a portion of their units of LifeStance Holdings to LifeStance TopCo in exchange for equity interests of LifeStance TopCo and (ii) an indirect subsidiary of LifeStance TopCo, merged with and into LifeStance Holdings, with shareholders of LifeStance Holdings receiving cash consideration in connection with cancellation of the remainder of their shares.

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

Pursuant to the merger, LifeStance TopCo issued 979,563 Class A-1 Units and 35,845 Class A-2 Units to certain of its equity holders, including TPG, Summit, Silversmith and members of the Company’s management team. Following the acquisition, the Company has conducted its business through LifeStance TopCo, L.P. and its consolidated subsidiaries. All previously owned preferred units were converted into LifeStance TopCo common units upon the acquisition.

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

The fair value of assets and liabilities other than intangible assets approximate the carrying amount as of acquisition date. The liquidity of receivables are based on contractual rates to payors. The identifiable intangible assets acquired include the LifeStance corporate trade name, trade names related to the regional clinics, non-competition agreements with the Company’s executives, and non-competition agreements with providers.

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

As it pertains to the non-competition agreements, the “with-and-without” method was utilized to determine the value. Revenue with the non-competition agreement in place was based on the Company’s forecast. The values indicated from the “with-and-without” method were adjusted to reflect the ability, feasibility, and desire for the partners to compete.

Subsequent to the closing of the TPG Acquisition, there was an additional cash payment of $2,977 related to a working capital adjustment, which was accounted for as a measurement period adjustment (see Note 9).

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 ACQUISITIONS

During the year ended December 31, 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), and the period from January 1, 2020 to May 14, 2020 (Predecessor), the Company completed the acquisitions of 24, 17, and 6, outpatient mental health practices, respectively. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Total consideration transferred for these acquisitions consisted of the following:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Cash consideration	$105,203	$169,708	$12,369
Cash consideration to be paid	326	—	—
Contingent consideration, at initial fair value	10,685	10,220	3,788
Class A-2 common units[1]	1,486	7,590	—
Debt consideration	—	—	500
Total consideration transferred	$117,700	$187,518	$16,657
(1)
Excludes 511 Class A-2 common units related to the promissory note (see “Debt consideration”) issued during the Predecessor 2020 Period that was subsequently converted to equity during the Successor 2020 Period.

The results of the acquired business have been included in the Company’s consolidated financial statements beginning after their acquisition date. It is impracticable to provide historical supplemental pro forma financial information along with revenue and earnings subsequent to the acquisition date for acquisitions during the period due to a variety of factors, including access to historical information and the operations of acquirees were integrated within the Company shortly after closing and are not operating as a discrete entity within the Company’s organizational structure.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Successor		Predecessor
Allocation of Purchase Price	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Cash	$4,718	$5,573	$238
Patient accounts receivable	6,954	10,371	1,344
Property and equipment	887	1,948	234
Prepaid expenses and other current assets	428	3,415	68
Deposits	201	521	87
Intangible assets	6,601	11,766	2,080
Goodwill	107,999	169,024	14,099
Total assets acquired	127,788	202,618	18,150
Total liabilities assumed	10,088	15,100	1,493
Fair value of net assets	$117,700	$187,518	$16,657

The fair value of assets and liabilities other than intangible assets approximate the carrying amount as of acquisition dates.

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Regional trade names (1)	$3,940	$7,577	$1,721
Non-competition agreements (2)	2,661	4,189	359
Total	$6,601	$11,766	$2,080
(1)
Useful lives for trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets including Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) measures and employee retention and growth (see Note 8).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Successor		Predecessor
Contingent consideration	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Maximum contingent consideration based on acquisition agreements	$13,007	$19,038	$4,336

Goodwill

Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to the assembled workforce, customer and payor relationships and anticipated synergies and economies of scale expected from the integration of the businesses. The synergies include certain cost savings, operating

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition. All goodwill is deductible for tax purposes.

NOTE 5 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Successor
	December 31, 2021	December 31, 2020
Clinician advances	$4,614	$4,586
Prepaid rent	4,874	2,549
Prepaid fixed fee bonuses	6,831	1,680
Prepaid other	3,135	1,702
Tenant improvement receivables	18,617	2,418
Other current assets	4,342	810
Total	$42,413	$13,745

NOTE 6 INTANGIBLE ASSETS

Intangible assets consist of the following:

December 31, 2021 (Successor)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$34,417	$(9,633)	$24,784	5.0
LifeStance trade names	235,500	(17,090)	218,410	22.5
Non-competition agreements	92,750	(35,589)	57,161	4.2
Total intangible assets	$362,667	$(62,312)	$300,355

December 31, 2020 (Successor)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$30,477	$(3,178)	$27,299	5.0
LifeStance trade names	235,500	(6,624)	228,876	22.5
Non-competition agreements	90,089	(13,468)	76,621	4.1
Total intangible assets	$356,066	$(23,270)	$332,796

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
Amortization expense	$39,042	$23,270	$1,435	$3,056

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The future amortization of intangible assets is as follows:

Year Ended December 31,	Amount
2022	$39,775
2023	39,775
2024	27,537
2025	15,992
2026	11,200
Thereafter	166,076
Total	$300,355

NOTE 7 PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	Successor
	December 31, 2021	December 31, 2020
Leasehold improvements	$87,807	$39,586
Computers and peripherals	22,038	5,749
Furniture, fixtures and equipment	20,286	8,726
Medical equipment	1,018	2,143
Construction in process	40,619	7,577
Total	$171,768	$63,781
Less: Accumulated depreciation	(19,526)	(4,432)
Total property and equipment, net	$152,242	$59,349

Depreciation expense consists of the following:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
Depreciation expense	$15,094	$4,440	$1,900	$3,039

NOTE 8 FAIR VALUE MEASUREMENTS

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The fair value is derived using valuation methodologies, such as a discounted cash flow model, and is not based on market exchange, dealer, or broker traded transactions. This valuation incorporates certain assumptions and projections in determining the fair value assigned to such liability. The valuation methodology differs depending on the type of earn-out target (that is, EBITDA based or full time employee (“FTE”) retention and growth). The following is a summary of the significant assumptions used for the fair value measurement of the contingent consideration liability:

Valuation Technique	Range of Significant Assumptions
		Successor
		December 31, 2021
Probability-weighted analysis	Probability	50% - 100%
based earn-outs (1)	Discount rate	8.60%
(1)
During the second quarter of 2021, all contingent consideration liabilities previously estimated using a Monte Carlo Simulation EBITDA based earn-out technique transitioned, as deemed appropriate due to the remaining timing of the contracts and materiality of the underlying balances, to a probability-weighted analysis based on projected outcomes.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Valuation Technique	Range of Significant Assumptions
Successor
December 31, 2020
Monte Carlo Simulation	Expected EBITDA	Acquisition specific
EBITDA based earn-outs	Discount rate	16.15% - 19.65%
	Counter-party risk premium	8.46% - 8.77%
	Volatility	50%

Probability-weighted analysis	Probability	25% - 100%
FTE based earn-outs	Discount rate	8.65% - 8.68%

As of December 31, 2021 and 2020 (Successor), the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. See Note 18 for discussion of payments of contingent consideration made related to prior year acquisitions, fair value adjustments, and a rollforward of the contingent consideration balance from the prior year.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

December 31, 2021 (Successor)	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$17,430	$17,430

December 31, 2020 (Successor)	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$16,414	$16,414

At the close of the TPG Acquisition (see Note 3), the Company recorded the acquired assets and assumed liabilities at their acquisition date fair values in accordance with ASC 805, Business Combinations. As disclosed in Note 4, the Company acquired several outpatient mental health practices during the periods presented. The values of net tangible assets acquired, and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were estimated with the assistance of a third-party valuation expert primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. The Company developed estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2020 or 2021.

NOTE 9 GOODWILL

The following table summarizes changes in the carrying amount of goodwill:

Amount
Beginning balance as of April 13, 2020 (Successor)	$—
TPG Acquisition (Note 3)	926,658
Measurement period adjustment (Note 3)	2,977
Business acquisitions (Note 4)	169,024
Ending balance as of December 31, 2020 (Successor)	$1,098,659
Business acquisitions (Note 4)	107,999
Measurement period adjustments	(2,114)
Ending balance as of December 31, 2021 (Successor)	$1,204,544

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

NOTE 10 OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	Successor
	December 31, 2021	December 31, 2020
Patient credits payable	$10,457	$7,350
Accrual for goods received, not invoiced	5,537	—
Accrued professional fees	3,450	233
Credit card payable	1,253	110
Other accrued expense	5,813	6,992
Total	$26,510	$14,685

NOTE 11 LONG-TERM DEBT

On August 28, 2018, the Company issued a term loan and revolver to Capital One. On March 15, 2019, the Company refinanced the term loan and revolver with Capital One under the First Amendment to the Credit Agreement (the “March 2019 Credit Agreement”). The March 2019 Credit Agreement resulted in the Company issuing new term loans and revolvers to new lenders. The March 2019 Credit Agreement also gave the Company the right to issue additional term loans ($40,000 Delayed Draw Loan) which were issued under the same terms as the March 2019 Credit Agreement.

On March 13, 2020, the Company amended the March 2019 Credit Agreement, adding an incremental $50,000 to the Delayed Draw Loan. The other underlying terms of the agreement remained the same as the terms under the March 2019 Credit Agreement. The outstanding debt balance on the revolving loan was payable in quarterly interest payments through March 15, 2024, and the outstanding debt balance on the term loan and Delayed Draw Loan was payable in quarterly principal and interest payments through March 15, 2025.

On May 14, 2020, in connection with the TPG Acquisition, the successor company entered into the May 2020 Credit Agreement (the “May 2020 Credit Agreement”). The successor company did not assume any existing debt from the predecessor company. The May 2020 Credit Agreement resulted in the extinguishment of the March 2019 Credit Agreement recorded in the predecessor period, with the May 2020 Credit Agreement debt being treated as a new issuance of debt in the successor period. Unamortized debt issue costs of $2,689 were included in the calculation of extinguishment of debt. The Company borrowed $210,000 in term loans and $50,000 in delayed draw loans, payable in quarterly principal and interest payments, with a maturity date of May 14, 2026. The interest rate is a variable interest rate determined at LIBOR plus 3.25% to 3.75%. The May 2020 Credit Agreement provides for an alternative rate structure to LIBOR. The term loans and delayed draw loans are collateralized by the tangible assets and stock pledge of the Company. The Company also obtained access to a credit revolver with a total borrowing commitment of $20,000 with interest only payments until the maturity date of May 14, 2025.

On November 4, 2020, the Company amended the May 2020 Credit Agreement, adding an aggregate $115,000 in loan commitments by increasing the term loans by $75,000 and the delayed draw loans by $40,000. The underlying terms of the agreement remained the same.

On February 1, 2021, the Company amended the May 2020 Credit Agreement, increasing the total delayed draw term loan commitment by $50,000. The other terms of the agreement remained the same.

On April 30, 2021, the Company amended the May 2020 Credit Agreement, adding an aggregated $70,000 in loan commitments, increase the term loans by $20,000 and the delayed draw term loan commitment by $50,000. The terms of the agreement otherwise remained the same.

In connection with the voluntary prepayment of $294,000 related to borrowings outstanding as of June 15, 2021, the Company recognized an extinguishment of debt charge within interest expense of $14,440 during the second quarter of 2021 related to the prepayment charge and the write-off of unamortized debt issuance costs.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The May 2020 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at December 31, 2021 and 2020 (Successor).

Long-term debt consists of the following:

	Successor
	December 31, 2021	December 31, 2020
Term loans	$70,665	$283,950
Delayed Draw loans	90,565	89,870
Total long-term debt	161,230	373,820
Less: Current portion of long-term debt	(1,323)	(3,738)
Less: Unamortized debt issue costs	(2,491)	(7,548)
Total Long-Term Debt, Net of Current Portion and Unamortized Debt Issue Costs	$157,416	$362,534

The current portion of long-term debt is included within other current liabilities on the consolidated balance sheets.

Interest expense consists of the following:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
Interest expense	$38,911	$19,112	$3,020	$5,409

Future principal payments on long-term debt are as follows:

Year Ended December 31,	Amount
2022	$1,323
2023	1,323
2024	1,323
2025	1,323
2026	155,938
Total	$161,230

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rate or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the consolidated balance sheets. The fair value of long-term debt at December 31, 2021 and 2020 (Successor) was $186,497 and $458,685, respectively.

Revolving Loan

Under the May 2020 Credit Agreement, the Company has a revolving loan from Capital One in the amount of $20,000. Any borrowing on the revolving loan is due in full on March 15, 2024. The revolving loan can be drawn upon at an interest rate equal to LIBOR plus 4.50% to 4.75%, depending on certain financial ratios. The unused revolving loan incurs a commitment fee of 0.5% per annum.

There are no amounts outstanding on the revolving loan as of December 31, 2021 and 2020 (Successor). In March 2022, the Company drew $20,000 from the aforementioned revolving loan.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

NOTE 12 TOTAL REVENUES

The Company’s total revenues are dependent on a series of contracts with third-party payors, which is typical for providers in the health care industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Successor
	Year Ended December 31, 2021		April 13 to December 31, 2020
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$601,850	90%	$236,649	89%
Government	29,436	5%	12,662	5%
Self-pay	28,915	4%	11,099	4%
Total patient service revenue	660,201	99%	260,410	98%
Nonpatient service revenue	7,310	1%	5,146	2%
Total	$667,511	100%	$265,556	100%

	Predecessor
	January 1 to May 14, 2020		Year Ended December 31, 2019
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$98,146	88%	$180,242	85%
Government	5,411	5%	12,616	6%
Self-pay	4,821	4%	11,179	5%
Total patient service revenue	108,378	97%	204,037	96%
Nonpatient service revenue	3,283	3%	8,481	4%
Total	$111,661	100%	$212,518	100%

Among the commercial payors, five insurance companies comprise the following percentages of revenues:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
Top five commercial payors	55%	68%	67%	64%
Top one payor	19%	22%	23%	21%
Top two payor	14%	19%	19%	18%
Top three payor	—	13%	11%	11%

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

NOTE 13 INCOME TAXES

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes is comprised of the following components:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
Current:
Federal	$—	$—	$—	$—
State	977	429	251	356
Total current	977	429	251	356
Deferred:
Federal	(19,559)	(3,239)	(1,592)	1,810
State	(7,326)	(1,212)	(978)	40
Total deferred	(26,885)	(4,451)	(2,570)	1,850
Total income tax (benefit) provision	$(25,908)	$(4,022)	$(2,319)	$2,206

The net deferred tax assets and liabilities consist of the following:

	Successor
	December 31, 2021	December 31, 2020
Deferred tax assets
Accruals and reserves	$14,909	$3,064
Net operating losses	16,904	7,784
Stock and unit-based compensation	5,567	—
Interest limitation	2,567	—
Other	2,609	1
Gross deferred tax assets	42,556	10,849
Deferred tax liabilities
Fixed assets	(22,785)	(10,200)
Intangibles	(74,052)	(81,875)
Gross deferred tax liabilities	(96,837)	(92,075)
Net deferred tax liability	$(54,281)	$(81,226)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision (benefit) for income taxes as follows:

	Successor
	Year Ended December 31, 2021		April 13 to December 31, 2020
	Amount	%	Amount	%
Tax provision at U.S. federal statutory rate	$(69,952)	21.00%	$(3,601)	21.00%
State income taxes, net of federal benefit	(6,507)	1.95%	(862)	5.03%
Stock and unit-based compensation	49,489	(14.86%)	305	(1.78%)
Other adjustments	1,062	(0.32%)	136	(0.79%)
Total	$(25,908)	7.77%	$(4,022)	23.46%

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	Predecessor
	January 1 to May 14, 2020		Year Ended December 31, 2019
	Amount	%	Amount	%
Tax provision at U.S. federal statutory rate	$(5,726)	21.00%	$1,653	21.00%
State income taxes, net of federal benefit	(762)	2.80%	286	3.63%
Transaction costs	4,204	(15.42%)	—	—
Other adjustments	(35)	0.13%	267	2.96%
Total	$(2,319)	8.51%	$2,206	27.59%

Differences between the statutory rate are primarily the result of permanent book/tax differences between transaction costs, stock and unit-based compensation and state income taxes.

As of December 31, 2021 (Successor), the Company has $75,981 of federal net operating loss carryforwards and $21,260 of state net operating loss carryforwards.

As of December 31, 2020 (Successor), the Company has $34,802 of federal net operating loss carryforwards and $13,330 of state net operating loss carryforwards.

As of May 14, 2020 (Predecessor), the Company has $14,299 of federal net operating loss carryforwards and $9,519 of state net operating loss carryforwards.

As of December 31, 2019 (Predecessor), the Company has $569 of federal net operating loss carryforwards and $1,900 of state net operating loss carryforwards.

$11,199 federal net operating loss carryforwards begin to expire in 2037, and the remaining federal net operating loss carryforwards have no expiration. The state net operating loss carryforwards begin to expire in 2036.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits (under IRC Section 383), in any taxable year may be limited if it experiences an ownership change. As of December 31, 2021 and 2020 (Successor), the Company has not completed a formal Section 382 study on the potential limitation of its tax attributes. However, if an ownership shift had occurred, the Company believes that existing net operating losses are not permanently limited as of December 31, 2021 and 2020 (Successor). Any limitation may limit the Company’s future use of net operating losses.

Uncertain Income Tax Positions

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States where applicable. There are currently no pending tax examinations. The Company's tax returns are still open under the U.S. statute from 2016 to the present. Earlier years may be examined to the extent that loss carryforwards are used in future periods. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company’s consolidated financial statements.

As of December 31, 2021 and 2020 (Successor), the Company had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $54 and $0, respectively.

NOTE 14 REDEEMABLE CONVERTIBLE PREFERRED UNITS

On July 20, 2017, the Company executed the Amended and Restated Limited Liability Company Agreement which established the terms of the Series A-1 redeemable convertible preferred units (“Series A-1 Preferred Units”) and Series A redeemable convertible preferred units (“Series A Preferred Units”) (collectively, referred to as the “Preferred Units”), which were issued to various investors and employees of the Company.

In connection with the TPG Acquisition, the holders of LifeStance Health, LLC’s Preferred Units exchanged 100% of their units for equity interest in LifeStance Holdings and the historic Preferred Unit holders contributed all of their interest in LifeStance Holdings to LifeStance TopCo, in exchange for LifeStance TopCo’s Class A Common Units and Class A-1 Common Units. The Preferred Units had a reverse stock split and were converted to Common Units of LifeStance TopCo. The Preferred Units are classified as mezzanine equity on the consolidated balance sheets and remeasured to their redemption value at each reporting date. The Series A Preferred Units’ redemption value is equal to its issuance price; as such, no remeasurement adjustment amount was recorded for the period ended May 14, 2020 and year ended December 31, 2019. The

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Series A-1 Preferred Units’ redemption value is equal to the greater of i) fair value at the redemption date, or ii) the sum of the issuance price plus any accumulated but unpaid dividends. Changes in the carrying amount of the Series A-1 Preferred Units will be charged against retained earnings (or additional paid-in capital in the absence of retained earnings until exhausted, at which point any remainder would increase accumulated deficit). The table below includes the number of authorized units and issued units, as well as the issuance price, liquidation preference and initial carrying amount of the Preferred Units immediately prior to the TPG Acquisition which occurred on May 14, 2020.

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

The table below includes the number of authorized units and issued units, as well as the issuance price, liquidation preference and initial carrying amount of the Preferred Units as of December 31, 2019.

	Year of Issuance	Authorized Units	Issued Units	Issuance Price per Unit	Liquidation Preference	Initial Carrying Amount
Unit Series
Series A-1	2017	110,898	87,000	$1.00	$103,957	$87,000
	2018	110,898	22,838	1.00	25,831	22,838
			109,838		$129,788	$109,838
Series A	2017	23,600	11,741	$1.00	$14,096	$11,741
	2018	23,600	1,833	1.50	3,006	2,750
	2019	23,600	2,885	2.00	6,102	5,770
			16,459		$23,204	$20,261

Dividends

The holders of Preferred Units shall be entitled to receive, out of funds legally available therefore, cumulative cash distributions at the annual rate of 8% of the Series A-1 accrued value or the Series A accrued value (each accrued value equal to the issuance price plus any accumulated but unpaid dividends on the respective Preferred Units), as applicable (as the same may be adjusted from time to time), prior and in preference to any declaration or payment of any distribution to the holders of Class A, Class B and Class C units (collectively, the “Common Units”). Distributions on the Preferred Units shall be payable when, as, and if declared by the Board, shall be cumulative and shall accrue daily from and after, but shall compound annually on each anniversary of, the date of original issuance of each Preferred Unit, whether or not earned or declared, and whether or not there are earnings or profits, surplus or other funds or assets of the Company legally available for the payment of distributions. If any accrued distributions have not been paid in cash on or prior to any such annual distribution payment date, such accrued distribution shall be added to the accrued value of Series A-1 or Series A, as applicable.

In the event that the Board shall declare a distribution payable upon the then outstanding Common Units, the holders of Preferred Units shall be entitled, in addition to any cumulative distributions to which the Preferred Units may be entitled, to

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

receive the amount of distributions per unit of Preferred Units that would be payable on the number of whole units of the Common Units into which each Preferred Unit held by each holder could be converted.

As of December 31, 2019 (Predecessor), the Series A-1 and Series A Preferred Units had arrearages in cumulative dividends of $19,950, and $2,943, respectively.

Redemption

The Company will, upon each written request from the Series A holders between March 10, 2018 to March 10, 2020, redeem all or any portion of the Series A Preferred Units. Each Series A Preferred Unit shall be redeemed at issuance price. There were no requests for redemption through March 10, 2020.

An enterprise valuation approach was utilized to determine the value of the Series A-1 Preferred Units. Assumptions utilized by the Company in determining the valuation included revenue multiple and lack of marketability discount. The revenue multiple was based on the median enterprise value of transactions deemed to be most closely aligned with the Company’s business model. A lack of marketability discount was applied to adjust the valuation for the unit holder’s limitation of immediate liquidity.

In the event of any liquidation event, after payment of all debts and liabilities of the Company, each holder of Preferred Units shall be entitled to be paid out of the assets of the Company available for distribution to its members before any payment shall be made to the holders of Common Units or any other class or series of units ranking on liquidation junior to the Preferred Units by an amount in cash (i) per Series A-1 Preferred Unit equal to the greater of (A) the sum of the Series A-1 Preferred Unit issuance price plus an accrued and unpaid dividends, or (B) such amount as would have been payable to the Class A Common Units into which such Series A-1 Preferred Unit would have converted had all Series A-1 Preferred Units and Series A Preferred Units been converted into Class A Common Units and Class B Common Units, and per Series A Preferred Unit equal to the greater of (A) issuance price plus an accrued and unpaid dividends, or (B) such amount as would have been payable to the Class B Common Units into which such Series A Preferred Unit would have converted had all Series A-1 Preferred Units and Series A Preferred Units been converted into Class A Common Units and Class B Common Units, as applicable.

Conversion

Upon (i) the written consent of the Preferred Unit holders or (ii) the closing of a Qualified Public Offering, all Series A Preferred Units shall be converted into Class B Common Units, and Series A-1 Preferred Units shall be converted into Class A Common Units.

A “Qualified Public Offering” shall mean an IPO, at a price of at least 350% of the effective Series A-1 purchase price per unit (subject to appropriate adjustment for stock splits, stock distributions, combinations and other similar recapitalizations affecting such shares), in a firm commitment underwritten public offering pursuant to an effective registration statement, resulting in at least $50,000 of proceeds to the Company (net of the underwriting discounts or commissions and offering expenses) and after which the equity securities are listed on a National Exchange.

As discussed above, pursuant to the TPG Acquisition (see Note 3), the historic holders of Series A and Series A-1 Preferred Units exchanged all the units for equity interest in LifeStance Holdings, and subsequently exchanged equity interest for the successor’s Class A Units and Class A-1 Units. See Note 16 for more details on the exchange.

Liquidation Preference

Upon the occurrence of a liquidation event the Preferred Unit holders are entitled to the greater of (a) the Preferred Units unpaid capital plus any unpaid 8% preferential return or (b) the ratable distribution of proceeds on an as converted basis as follows: Series A-1 Preferred Units, Series A-1 Preferred Units on an as-converted basis into Class A Common Units followed by Series A Preferred Units on an as-converted basis into Class B Common Units. Any remaining assets available for distribution to its members are to be distributed ratably to the Class A and Class B Common unit holders and vested Common C unit holders.

Voting Rights

Each Series A-1 Preferred Unit shall be entitled to cast one (1) vote for each Class A Common Unit into which such Series A-1 Preferred Unit is then convertible (on an aggregate basis for each Holder of Series A-1 Preferred Units) on any matter

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

requiring approval of such Units. Class B Common Units, Class C Common Units and Series A Preferred Units have no voting rights.

NOTE 15 STOCK AND UNIT-BASED COMPENSATION

Post-IPO Equity Awards

2021 Equity Incentive Plan

Effective June 9, 2021, the Company’s Board of Directors (the "Board") and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). All equity-based awards subsequent to June 9, 2021 will be granted under the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan permits the grant of awards of restricted or unrestricted common stock, stock options, stock appreciation rights, restricted stock units, performance awards, and other stock-based awards to employees and directors of, and consultants and advisors to, the Company and its affiliates.

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

Restricted Stock

The restricted stock was issued as part of the Organizational Transactions (see Note 1).

The following is a summary of restricted stock transactions as of and for the year ended December 31, 2021 (Successor):

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, June 9, 2021 (Successor)	—	$—
Converted	30,766	11.98
Granted	—	—
Vested	(7,265)	11.98
Unvested, December 31, 2021 (Successor)	23,501	$11.98

Restricted Stock Units

The restricted stock units (“RSUs”) were granted in connection with the IPO and on a go forward basis. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

The following is a summary of RSU transactions as of and for the year ended December 31, 2021 (Successor):

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, June 9, 2021 (Successor)	—	$—
Converted	—	—
Granted	6,208	17.93
Vested	(106)	17.23
Canceled and forfeited	(71)	18.00
Outstanding, December 31, 2021 (Successor)	6,031	$17.95

The Company recognized $258,304 in stock-based compensation expense related to restricted stock and RSUs for the year ended December 31, 2021 (Successor) within general and administrative expenses in the consolidated statements of income/(loss) and comprehensive income/(loss). As of December 31, 2021 (Successor), the Company had $221,823 in

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

unrecognized compensation expense related to all non-vested awards (restricted stock and RSUs) that will be recognized over the weighted-average remaining service period of 1.6 years.

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

As of December 31, 2021 (Successor), no shares of common stock have been purchased under the Company’s ESPP.

Pre-IPO Equity Awards

Class C Units and Class A Units (Predecessor)

For the period from January 1, 2020 to May 14, 2020 and prior (Predecessor), the Board issued Class C Units and Class A Units options, which represented options to purchase membership units in LifeStance Health, LLC. All Class C Units and Class A Units options were fully vested and exercised as of May 14, 2020, and all holders were granted LifeStance TopCo Class A-1 Units upon the TPG Acquisition occurring. No options to purchase Class C Units or Class A Units were outstanding at May 14, 2020.

On the grant date, recipients of the Class C Units and Class A Units purchased for cash the units at their fair market value. The Company recorded total unit-based compensation expense of $0 for the period from January 1, 2020 to May 14, 2020 (Predecessor) related to Class C Units and Class A Units, respectively, and $54 and $0 related to Class C Units and Class A Units, respectively, for the year ended December 31, 2019 (Predecessor).

Class B Profits Interests Units (Successor)

On May 14, 2020, the Company’s Board adopted the Partnership Interest Award Agreement (“Award Agreement”). From May 14, 2020 through June 9, 2021 (Successor), under the Award Agreement, the Company granted awards in the form of Profits Interests Units to employees, officers and directors.

These Profits Interests represent profits interest ownership in the Company tied solely to the accretion, if any, in the value of the Company following the date of issuance of such Profits Interests. Profits Interests participate in any increase of the Company value related to their profits interests after the hurdle value has been achieved.

A maximum of 179,190 Class B Profits Interests Units may be granted under the Award Agreement. Awards are granted on a discretionary basis and are subject to the approval of the Company’s Board of Directors. The Company granted 152,865 Class B Profits Interests Units awards from May 14, 2020 through June 9, 2021 (Successor).

Holders of the Profits Interests Units receive distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeds a threshold equivalent to the fair value of the Company, as determined by the Company’s Board, at the grant date. All awards include a repurchase option at the election of the Company for the vested portion upon termination of employment or service and any unvested awards will be forfeited.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

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

Accordingly, the Company determined the fair value of each award on the date of grant using a Monte Carlo simulation model with the following assumptions used for the grants issued for the year ended December 31, 2021 (Successor) and the period from April 13, 2020 to December 31, 2020 (Successor):

	Successor
	Year Ended December 31, 2021(1)	April 13 to December 31, 2020
Risk-free rate	0.14%	0.20%
Volatility	80.00%	40.00%
Time to liquidity event (years)	2.00	3.00
Discount for lack of marketability (DLOM)	—	20.00%
(1)
Assumptions are for the Class B Profits Interests Units through the date of the Company's IPO on June 9, 2021.

The volatility assumption used in the Monte Carlo simulation model is based on the expected volatility of public companies in similar industries, adjusted to reflect the differences between the Company and public companies in size, resources, time in industry, and breadth of service offerings.

The following is a summary of Class B Profits Interests Units for the periods presented:

	Class B Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, April 13, 2020 (Successor)	—	$—
Granted	143,343	0.13
Outstanding, December 31, 2020 (Successor)	143,343	$0.13
Granted	9,522	0.16
Forfeited	(245)	0.13
Converted	(152,620)	0.13
Outstanding, December 31, 2021 (Successor)	—	$—

The Class B Profits Interests Units outstanding as of December 31, 2020 (Successor) had a corresponding hurdle value of $1,015,392. There were no Class B Profits Interests Units outstanding as of December 31, 2021 (Successor).

Stock and Unit-Based Compensation Expense

The Company recognized unit-based compensation expense related to the Class B Profits Interests within general and administrative expenses in the consolidated statements of income/(loss) and comprehensive income/(loss) as follows:

	Successor
	Year Ended December 31, 2021	April 13 to December 31, 2020
Unit-based compensation expense	$1,135	$1,452

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

of these awards received 30,766 shares of common stock issued as restricted stock that are subject to market and service-based vesting conditions.

The stock compensation expense recorded for these modifications to convert the Class B Profits Interests Units to restricted stock, acceleration of vesting terms, and the additional RSUs granted at the time of IPO is included in the $258,304 of stock-based compensation expense for the year ended December 31, 2021 (Successor). This amount was recognized within general and administrative expenses in the consolidated statements of income/(loss) and comprehensive income/(loss).

NOTE 16 STOCKHOLDERS'/MEMBERS’ EQUITY (DEFICIT)

Common Stock - Post-IPO

As discussed in Note 1, upon completion of the Company’s IPO in June 2021, the Company sold 32,800 shares of common stock at an offering price of $18.00 per share.

In connection with the IPO, the Company increased its authorized shares from 1 to 800,000 shares of common stock, par value $0.01 per share.

The Company's common stock/units consisted of the following units and common stock, which have been authorized and issued as follows as of the period ended:

	Redeemable Class A Units	Class A-1 Units	Class A-2 Units	Class B Units	Common Stock	Total
Balance as of April 13, 2020 (Successor)	—	—	—	—	—	—
Issued	35,000	959,563	49,946	—	—	1,044,509
Balance as of December 31, 2020 (Successor)	35,000	959,563	49,946	—	—	1,044,509
Issued	—	—	1,687	—	—	1,687
Vested Class B Profits Interests	—	—	—	17,920	—	17,920
Conversion of pre-IPO units to common stock	(35,000)	(959,563)	(51,633)	(17,920)	340,849	(723,267)
Initial Public Offering	—	—	—	—	32,800	32,800
Endowment to the LifeStance Health Foundation	—	—	—	—	500	500
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	106	106
Balance as of December 31, 2021 (Successor)	—	—	—	—	374,255	374,255

	Predecessor
	December 31, 2019
	Units
	Authorized	Issued
Class A	182,807	25,252
Class B	38,695	—
Class C	28,303	4,980
Total units	249,805	30,232

Common Units - Pre-IPO

The chief executive officer (“CEO”) had 35,000 redeemable Class A units prior to the completion of the IPO. The CEO had the right, upon termination for any reason other than proper cause, to put his redeemable Class A units back to the partnership at fair value (“Put Right”). The CEO (or permitted transferee) shall have this Put Right also upon death or disability. As this

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

was both outside of the Company’s control and probable to eventually occur, the redeemable Class A units subject to this Put Right were classified as mezzanine equity and carried at fair value (i.e., redemption price). There was no change to the fair value between May 14, 2020 and December 31, 2020. There was a change to the fair value during the period from January 1 to June 9, 2021 (Successor) of $36,750 resulting from a change in the probability assumption of an IPO. On June 9, 2021, the redeemable Class A units were converted into 10,234 shares of the Company’s common stock.

Class A and Class A-1 Common Units had equal voting rights. Class A-2, Class B and Class C Common Units were nonvoting units. All Common Units had no par value.

Upon the closing of the TPG Acquisition, the Company initiated two share exchanges for all outstanding shares, including Class A and Class C Units, as well as Series A and Series A-1 Preferred Units. Subsequent to the share exchanges, holders of the units received cash consideration for a portion of their units, and the remaining units were exchanged for Class A-1 and Class A-2 units of LifeStance TopCo based on a predetermined exchange ratio. There were 345,978 Class A-1 units, inclusive of 35,000 redeemable units, and 35,845 Class A-2 units outstanding a result of the exchange of equity on May 14, 2020. No Class A Units or Class C Units were outstanding after the TPG Acquisitions as a result of the conversion.

See Note 15 for discussion regarding Class B Units outstanding pre-IPO.

Preferred Stock

In connection with the Company’s IPO, the Company authorized the issuance of 25,000 shares of its preferred stock, par value $0.01 per share. There are no shares of preferred stock outstanding as of December 31, 2021 (Successor).

NOTE 17 RELATED PARTY TRANSACTIONS

The Company leases 41 office facilities under operating leases with clinicians expiring through 2030. These clinicians are considered related parties as they are employees of the Company. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total related-party rent expense included in center costs, excluding depreciation and amortization in the consolidated statements of income/(loss) and comprehensive income/(loss) amounted to:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
Rent expense	$2,763	$659	$388	$2,462

A summary of noncancelable future minimum operating lease payments under these leases is as follows:

Year Ended December 31,	Amount
2022	$2,924
2023	2,740
2024	2,491
2025	2,425
2026	833
Thereafter	743
Total	$12,156

In addition, management fees to TPG and certain executives of the Company were identified as related party transactions. As a result of the Company's IPO, the Company incurred a termination fee of $1,213 under its management services agreement in the second quarter of 2021, and no management fees were recognized in the remainder of 2021. Total related-party management fees amounted to:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Management fees	$1,445	$142	$14

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

NOTE 18 COMMITMENTS AND CONTINGENCIES

Contingent Consideration

For the year ended December 31, 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), and the period from January 1, 2020 to May 14, 2020 (Predecessor), there were post-close payments contingent on the future performance of its recently acquired targets achieving certain agreed upon performance metrics. Contingent consideration is recorded at fair value and was recognized in the purchase price allocation (see Note 4) of the acquired companies.

The following table presents changes to the Company’s contingent consideration balance:

	Successor		Predecessor
	December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Beginning balance	$16,414	$—	$25,536
Additions related to TPG Acquisition	—	9,909	—
Additions related to acquisitions	10,685	10,220	3,788
Payments of contingent consideration	(12,279)	(4,291)	(19,093)
Loss (gain) on remeasurement	2,610	576	(322)
Ending balance	$17,430	$16,414	$9,909

Leases with Third Parties

The Company leases its office facilities under operating leases expiring through 2031. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total third-party rent expense amounted to as follows in the consolidated statements of income/(loss) and comprehensive income/(loss):

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020	Year Ended December 31, 2019
Center costs, excluding depreciation and amortization	$31,725	$11,062	$4,082	$7,035
General and administrative expenses	905	316	128	475
Total rent expense	$32,630	$11,378	$4,210	$7,510

A summary of non-cancellable future minimum third-party operating lease payments under these leases is as follows:

Year Ended December 31,	Amount
2022	$46,245
2023	45,805
2024	42,154
2025	38,639
2026	33,494
Thereafter	44,802
Total	$251,139

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $2,000 per claim limit and an annual aggregate limit of $4,000 per clinician. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding, which are expected to exceed malpractice insurance coverage limits as of December 31, 2021 and 2020 (Successor).

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, and government health care

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

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

Litigation

The Company may be involved from time-to-time in legal actions relating to the ownership and operations of its business. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have material adverse effect on the financial condition, results of operations, or cash flows of the Company.

In March 2020, the Company received a Civil Investigative Demand from the U.S. Attorney’s Office of the Northern District of Georgia involving an investigation of a laboratory arrangement. The Company does not believe that it is a target of the investigation or that there is any material exposure based on its internal review. The Company does not know how the investigation will be resolved, to what extent it may be expanded, or whether the Company or its employees will be subject to further investigation, enforcement action or related penalties that could have a material adverse effect on its business, results of operations and financial condition.

NOTE 19 NET LOSS PER SHARE

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

outstanding prior to the equity exchange were considered compensatory arrangements that were settled with shares of common stock at the time of the exchange and have been included as outstanding shares subsequent to that date.

The following table presents the calculation of basic and diluted net income/(loss) per share (“EPS”) for the Company’s common shares (on an as-converted basis):

	Successor
	Year Ended December 31, 2021	April 13 to December 31, 2020
Net loss available to common stockholders'/members'	$(343,947)	$(13,125)
Weighted-average shares used to compute basic and diluted net loss per share	327,523	302,335
Net loss per share, basic and diluted	$(1.05)	$(0.04)

The Company has issued potentially dilutive instruments in the form of restricted stock and the RSUs. The Company did not include any of these instruments in its calculation of diluted loss per share (on an as-converted basis) for the year ended December 31, 2021 (Successor) and for the period from April 13, 2020 to December 31, 2020 (Successor) because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 15 for the issued, vested and unvested Class B Profits Interests Units, restricted stock and RSUs.

NOTE 20 SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company completed acquisitions of two mental health practices. The allocation of purchase price, including any fair value of contingent consideration, to the assets acquired and liabilities assumed as of the acquisition dates have not been completed.

For the acquisitions completed subsequent to December 31, 2021, total contractual consideration included cash consideration of $23,325, funded through credit facility financing, and contingent consideration with a maximum value of $3,000.