Form 10-Q
period 2022-03-31
LifeStance Health Group, Inc.
filed 2022-05-11
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 374,323,422 shares of common stock, $0.01 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on March 17, 2022, including, among other things:

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended March 31, 2022

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF March 31, 2022 AND December 31, 2021

(unaudited)

(In thousands, except for par value)

	March 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$113,990	$148,029
Patient accounts receivable, net	94,991	76,078
Prepaid expenses and other current assets	54,316	42,413
Total current assets	263,297	266,520
NONCURRENT ASSETS
Property and equipment, net	170,927	152,242
Intangible assets, net	291,180	300,355
Goodwill	1,229,303	1,204,544
Deposits	3,679	3,448
Total noncurrent assets	1,695,089	1,660,589
Total assets	$1,958,386	$1,927,109
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,136	$14,152
Accrued payroll expenses	73,207	60,002
Other accrued expenses	21,807	26,510
Current portion of contingent consideration	13,491	14,123
Other current liabilities	1,956	1,965
Total current liabilities	125,597	116,752
NONCURRENT LIABILITIES
Long-term debt, net	177,380	157,416
Other noncurrent liabilities	57,487	50,325
Contingent consideration, net of current portion	1,123	3,307
Deferred tax liability, net	54,281	54,281
Total noncurrent liabilities	290,271	265,329
Total liabilities	$415,868	$382,081
COMMITMENT AND CONTINGENCIES (see Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of March 31, 2022 and December 31, 2021; 374,323 and 374,255 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,744	3,743
Additional paid-in capital	1,958,174	1,898,357
Accumulated deficit	(419,400)	(357,072)
Total stockholders' equity	1,542,518	1,545,028
Total liabilities and stockholders’ equity	$1,958,386	$1,927,109

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations

FOR THE three months ended March 31, 2022 and 2021

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended March 31,
	2022	2021
TOTAL REVENUE	$203,095	$143,132
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	148,893	99,134
General and administrative expenses	103,369	32,651
Depreciation and amortization	15,684	12,228
Total operating expenses	$267,946	$144,013
LOSS FROM OPERATIONS	$(64,851)	$(881)
OTHER INCOME (EXPENSE)
Loss on remeasurement of contingent consideration	(434)	(307)
Transaction costs	(278)	(1,534)
Interest expense	(3,441)	(8,632)
Other expense	—	(89)
Total other expense	$(4,153)	$(10,562)
LOSS BEFORE INCOME TAXES	(69,004)	(11,443)
INCOME TAX BENEFIT	6,676	2,761
NET LOSS	$(62,328)	$(8,682)
Accretion of Redeemable Class A units	—	(36,750)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS/MEMBERS	$(62,328)	$(45,432)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.18)	(0.15)
Weighted-average shares used to compute basic and diluted net loss per share	350,849	305,538

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE three months ended March 31, 2022 AND CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE UNITS AND MEMBERS’ EQUITY FOR THE three months ended March 31, 2021

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$(357,072)	$1,545,028
Net loss	—	—	—	(62,328)	(62,328)
Issuance of common stock upon vesting of restricted stock units	96	1	(38)	—	(37)
Forfeitures	(28)	—	(185)	—	(185)
Stock-based compensation expense	—	—	60,040	—	60,040
Balances at March 31, 2022	374,323	$3,744	$1,958,174	$(419,400)	$1,542,518

	Class A Redeemable Units		Class A-1 Common Units		Class A-2 Common Units		Class B Common Units		Additional Paid-in	Accumulated	Total Members'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	35,000	$35,000	959,563	$959,563	49,946	$49,946	—	$—	$1,452	$(13,125)	$997,836
Net loss	—	—	—	—	—	—	—	—	—	(8,682)	(8,682)
Issuance of common units	—	—	—	—	962	1,000	—	—	—	—	1,000
Accretion of Redeemable Class A Units	—	36,750	—	—	—	—	—	—	—	(36,750)	(36,750)
Unit-based compensation expense	—	—	—	—	—	—	—	—	605	—	605
Balances at March 31, 2021	35,000	$71,750	959,563	$959,563	50,908	$50,946	—	$—	$2,057	$(58,557)	$954,009

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2022 and 2021

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,328)	$(8,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,684	12,228
Stock and unit-based compensation	59,855	605
Amortization of debt issue costs	295	403
Loss on remeasurement of contingent consideration	434	307
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(18,121)	(3,116)
Prepaid expenses and other current assets	(12,065)	(8,042)
Accounts payable	1,852	3,014
Accrued payroll expenses	12,759	7,314
Other accrued expenses	4,943	5,878
Net cash provided by operating activities	3,308	9,909
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(27,910)	(11,081)
Acquisitions of businesses, net of cash acquired	(22,945)	(754)
Net cash used in investing activities	(50,855)	(11,835)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of deferred offering costs	—	(323)
Proceeds from long-term debt	20,000	26,200
Payments of debt issue costs	—	(955)
Payments of long-term debt	(331)	(785)
Payments of contingent consideration	(5,720)	(1,546)
Taxes related to net share settlement of equity awards	(441)	—
Net cash provided by financing activities	13,508	22,591
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,039)	20,665
Cash and Cash Equivalents - Beginning of period	148,029	18,829
CASH AND CASH EQUIVALENTS – END OF PERIOD	$113,990	$39,494
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,091	$6,806
Cash paid for taxes, net of refunds	$(60)	$3
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Unpaid deferred offering costs included in accounts payable and other accrued expenses	$—	$1,871
Equipment financed through capital leases	$57	$14
Contingent consideration incurred in acquisitions of businesses	$2,470	$808
Acquisition of property and equipment included in liabilities	$12,320	$7,498

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

Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interests to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as restricted stock subject to vesting) of LifeStance Health Group (the "Organizational Transactions"). Following the contribution of partnership interests, LifeStance TopCo became wholly-owned by LifeStance Health Group. The number of shares of common stock that each such holder of partnership interests in LifeStance TopCo received was determined based on the value that such holder would have received under the distribution provisions of the limited partnership agreement of LifeStance TopCo, with shares of common stock valued by reference to the IPO price. All 1,046,196 of LifeStance TopCo’s outstanding redeemable and common Class A units and 152,620 Class B units (the "Class B Common Units", "Profits Interests Units" or "Profits Interests") were contributed in exchange for 310,083 shares of common stock of LifeStance Health Group plus 30,766 shares of common stock issued as restricted stock ("RSAs") subject to vesting.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there have been no significant changes to these policies other than the additions to the stock and unit-based compensation policy further described below.

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC regarding interim financial reporting, which include the accounts of LifeStance Health Group, LifeStance TopCo, its wholly-owned subsidiaries and VIEs in which LifeStance TopCo has an interest and is the primary beneficiary. Pursuant to these rules and

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

regulations, the Company has omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its consolidated financial condition, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s audited financial statements for the year ended December 31, 2021 in the Company's Annual Report on Form 10-K.

On May 14, 2020, affiliates of TPG acquired the majority of the equity interests of LifeStance Health Holdings, Inc. through certain newly formed subsidiaries ("TPG Acquisition"). Periods subsequent to the acquisition and prior to the IPO and restructuring transactions reflect the financial statements of LifeStance TopCo. Periods subsequent to the IPO and restructuring transactions reflect the financial statements of LifeStance Health Group. All periods subsequent to the TPG Acquisition have been presented as the financial statements of LifeStance Health Group.

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

The Company acquires and operates certain care centers which are deemed to be Friendly-Physician Entities (“FPEs”). As part of an FPE acquisition, the Company acquires 100% of the non-medical assets, however due to legal requirements the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both a Management Service Agreement, which provides for various administrative and management services to be provided by the Company to the FPE, and Stock Transfer Restriction (“STR”) agreements with the physician-owners of the FPEs, which provide for the transition of ownership interests of the FPEs under certain conditions. The outstanding voting equity instruments of the FPEs are owned by the nominee shareholders appointed by the Company under the terms of the STR agreements. The Company has the right to receive income as an ongoing management fee, which effectively absorbs all of the residual interests and has also provided financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all nonmedical services including facilities, technology and intellectual property required for the day-to-day operation and management of each of the FPEs, and makes recommendations to the FPEs in establishing the guidelines for the employment and compensation of the physicians and other employees of the FPEs. In addition, the STR agreements provide that the Company has the right to designate a person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to the equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

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

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at March 31, 2022 and December 31, 2021.

Stock and Unit-Based Compensation

Beginning in the first quarter of 2022, the Company's clinician restricted stock units ("RSUs") are granted subject to certain performance and service-based vesting conditions. The clinician RSUs are measured at fair value on their grant date. The related compensation expense is recognized on a straight line basis over the requisite service period for each separately vesting tranche of the award if and when the Company concludes that it is probable that the performance conditions will be achieved. At the end of each reporting period, the Company reevaluates the probability that the performance conditions will be achieved.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and also issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2020-02, and ASU 2020-05 (collectively, “ASC 842”). ASC 842 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. ASC 842 is effective for private entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, inclusive of a one year deferral provided by ASU 2020-05. ASC 842 must be adopted using a modified retrospective method and early adoption is permitted. The Company is in the process of determining the impact of the adoption of ASC 842 on the Company’s consolidated financial statements and disclosures. The Company has organized an implementation group to ensure the completeness of its lease information, analyze the appropriate classification of leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. However, given the Company’s current operating lease portfolio (see Note 13 and Note 14) the Company expects the recognition of the right-of-use assets and lease liabilities to have a material impact on the Company’s consolidated balance sheets.

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

NOTE 3 ACQUISITIONS

During the three months ended March 31, 2022 and 2021, the Company completed the acquisitions of 2 and 1 outpatient mental health practices, respectively. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

	Three Months Ended March 31,
	2022	2021
Cash consideration	$23,325	$700
Contingent consideration, at initial fair value	2,470	808
Total consideration transferred	$25,795	$1,508

The results of the acquired businesses have been included in the Company’s consolidated financial statements beginning as of their acquisition dates. It is impracticable to provide historical supplemental pro forma financial information along with revenue and earnings subsequent to the acquisition dates for acquisitions during the period due to a variety of factors, including access to historical information and the operations of acquirees being integrated within the Company shortly after closing and not operating as discrete entities within the Company’s organizational structure.

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Three Months Ended March 31,
Allocation of Purchase Price	2022	2021
Cash	$421	$40
Patient accounts receivable	486	284
Property and equipment	34	18
Prepaid expenses and other current assets	64	6
Deposits	3	5
Intangible assets	782	125
Goodwill	24,701	1,117
Total assets acquired	26,491	1,595
Total liabilities assumed	696	87
Fair value of net assets	$25,795	$1,508

The fair value of assets and liabilities other than intangible assets approximate the carrying amounts as of acquisition dates.

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Three Months Ended March 31,
	2022	2021
Regional trade names (1)	$342	$77
Non-competition agreements (2)	440	48
Total	$782	$125
(1)
Useful lives for regional trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 6).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Three Months Ended March 31,
Contingent consideration	2022	2021
Maximum contingent consideration based on acquisition agreements	$3,000	$1,000

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

NOTE 4 INTANGIBLE ASSETS

Intangible assets consists of the following:

March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$34,759	$(11,359)	$23,400	5.0
LifeStance trade names	235,500	(19,707)	215,793	22.5
Non-competition agreements	93,190	(41,203)	51,987	4.2
Total intangible assets	$363,449	$(72,269)	$291,180

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$34,417	$(9,633)	$24,784	5.0
LifeStance trade names	235,500	(17,090)	218,410	22.5
Non-competition agreements	92,750	(35,589)	57,161	4.2
Total intangible assets	$362,667	$(62,312)	$300,355

Gross carrying amount is based on the fair value of the intangible assets determined at acquisitions. Total intangible asset amortization expense consists of the following:

	Three Months Ended March 31,
	2022	2021
Amortization expense	$9,957	$9,619

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$109,524	$87,807
Computers and peripherals	24,142	22,038
Furniture, fixtures and equipment	25,814	20,286
Medical equipment	1,018	1,018
Construction in process	35,682	40,619
Total	$196,180	$171,768
Less: Accumulated depreciation	(25,253)	(19,526)
Total property and equipment, net	$170,927	$152,242

Depreciation expense consists of the following:

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$5,727	$2,609

NOTE 6 FAIR VALUE MEASUREMENTS

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The valuation methodology differs depending on the type of earn-out target. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of March 31, 2022 and December 31, 2021.

Valuation Technique	Range of Significant Assumptions
		March 31, 2022	December 31, 2021
Probability-weighted analysis	Probability	50% - 100%	50% - 100%
based earn-outs	Discount rate	8.60%	8.60%

As of March 31, 2022 and December 31, 2021, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. See Note 14 for discussion of payment of contingent consideration made related to acquisitions, fair value adjustments, and a roll-forward of the contingent consideration balance from the prior year.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis:

March 31, 2022	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$14,614	$14,614

December 31, 2021	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$17,430	$17,430

As disclosed in Note 3, the Company acquired 2 and 1 outpatient mental health practices during the three months ended March 31, 2022 and 2021, respectively. The values of net tangible assets acquired, and the resulting goodwill and other intangible assets, were recorded at fair value. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were estimated by management or with the assistance of a third-party valuation expert primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. The Company developed estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the periods presented.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

NOTE 7 GOODWILL

Goodwill consists of the following:

Amount
Balance as of December 31, 2021	$1,204,544
Business acquisitions (Note 3)	24,701
Measurement period adjustments	58
Balance as of March 31, 2022	$1,229,303

NOTE 8 LONG-TERM DEBT

On May 14, 2020, in connection with the TPG Acquisition, the Company entered into the Credit Agreement among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the “May 2020 Credit Agreement”). The term loans and delayed draw loans are payable in quarterly principal and interest payments, with a maturity date of May 14, 2026. The interest rate is a variable interest rate determined at LIBOR plus 3.00% to 7.09%. The May 2020 Credit Agreement provides for an alternative rate structure to LIBOR. The term loans and delayed draw loans are collateralized by the tangible assets and stock pledge of the Company.

The May 2020 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at March 31, 2022 and December 31, 2021.

Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
Term loans	$70,427	$70,665
Delayed Draw loans	90,472	90,565
Revolving loan	20,000	—
Total long-term debt	180,899	161,230
Less: Current portion of long-term debt	(1,323)	(1,323)
Less: Unamortized debt issue costs	(2,196)	(2,491)
Total Long-Term Debt, Net of Current Portion and Unamortized Debt Issue Costs	$177,380	$157,416

The current portion of long-term debt is included within other current liabilities on the consolidated balance sheets.

Interest expense consists of the following:

	Three Months Ended March 31,
	2022	2021
Interest expense	$3,441	$8,632

Future principal payments on long-term debt are as follows:

Year Ended December 31,	Amount
Remainder of 2022	$992
2023	1,323
2024	1,323
2025	21,323
2026	155,938
Total	$180,899

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at March 31, 2022 and December 31, 2021 was $196,950 and $186,497, respectively.

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

In March 2022, the Company drew $20,000 from the aforementioned revolving loan.

NOTE 9 TOTAL REVENUES

The Company’s total revenues are dependent on a series of contracts with third-party payors, which is typical for providers in the health care industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors, which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$183,609	91%	$128,258	90%
Government	8,833	4%	5,723	4%
Self-pay	8,375	4%	7,764	5%
Total patient service revenue	200,817	99%	141,745	99%
Nonpatient service revenue	2,278	1%	1,387	1%
Total	$203,095	100%	$143,132	100%

Among the commercial payors, five insurance companies comprise the following percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Top five commercial payors	54%	65%
Top one payor	19%	20%
Top two payor	14%	17%

NOTE 10 INCOME TAXES

The benefit for income taxes is as follows:

	Three Months Ended March 31,
	2022	2021
Benefit for income taxes	$6,676	$2,761

The effective tax rates are as follows:

	Three Months Ended March 31,
	2022	2021
Effective tax rate	9.7%	24.1%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of permanent book/tax differences between transaction costs, stock and unit-based compensation and state income taxes. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. No valuation allowance was recognized as of March 31, 2022 or December 31, 2021.

NOTE 11 STOCK AND UNIT-BASED COMPENSATION

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

The maximum number of shares of the Company’s common stock that may be delivered in satisfaction of awards under the 2021 Equity Incentive Plan was initially reserved at 47,037 shares. The share pool will automatically increase on January 1 of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) five percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year. On January 1, 2022, the number of shares of common stock reserved and available for issuance under the 2021 Equity Incentive Plan increased by 18,713 shares.

Restricted Stock

The RSAs were issued as part of the Organizational Transactions (see Note 1).

The following is a summary of RSA transactions as of and for the three months ended March 31, 2022:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	23,501	$11.98
Vested	(203)	11.98
Forfeited	(28)	11.98
Unvested, March 31, 2022	23,270	$11.98

Restricted Stock Units

The RSUs were granted in connection with the IPO and subsequent to the IPO. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

The following is a summary of RSU transactions as of and for the three months ended March 31, 2022:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	6,031	$17.95
Granted	10,021	8.45
Vested	(96)	17.22
Canceled and forfeited	(197)	8.61
Outstanding, March 31, 2022	15,759	$12.01

Stock and Unit-Based Compensation Expense

The Company recognized stock and unit-based compensation expense related to RSAs, RSUs and the Class B Profits Interests within general and administrative expenses in the unaudited consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Stock and unit-based compensation expense	$59,855	$605

As of March 31, 2022, the Company had $244,356 in unrecognized compensation expense related to all non-vested awards (RSAs and RSUs) that will be recognized over the weighted-average remaining service period of 1.6 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits the grant to eligible employees of the Company and its participating subsidiaries of options to purchase shares of the Company’s common stock.

The aggregate number of shares of the Company common stock initially available for purchase pursuant to the exercise of options under the ESPP is 6,817 shares, plus an automatic annual increase, as of January 1 of each year beginning in 2022 and continuing through and including 2031, equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Board on or prior to such date for such year, up to a maximum of 42,500 shares of the Company’s common stock in the aggregate. On January 1, 2022, the number of shares of common stock reserved and available for issuance under the ESPP increased by 3,743 shares. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the grant date or the exercise date.

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

As of March 31, 2022, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 12 STOCKHOLDERS’/MEMBERS’ EQUITY

Common Stock – Post-IPO

As discussed in Note 1, upon completion of the Company’s IPO in June 2021, the Company sold 32,800 shares of common stock at an offering price of $18.00 per share.

In connection with the IPO, the Company increased its authorized shares from 1 to 800,000 shares of common stock, par value $0.01 per share.

Common Units - Pre-IPO

The chief executive officer (“CEO”) had 35,000 redeemable Class A units outstanding prior to the completion of the IPO. The CEO had the right, upon termination for any reason other than proper cause, to put his redeemable Class A units back to the partnership at fair value (“Put Right”). The CEO (or permitted transferee) shall have this Put Right also upon death or disability. As this was both outside of the Company’s control and probable to eventually occur, the redeemable Class A units subject to this Put Right were classified as mezzanine equity and carried at fair value (i.e., redemption price). There was a change to the fair value during the three months ended March 31, 2021 of $36,750, respectively, resulting from a change in the probability assumption of an IPO. On June 9, 2021, the redeemable Class A units were converted into 10,234 shares of the Company’s common stock.

Class A-1 Common Units had equal voting rights. Class A-2 and Class B Common Units were nonvoting units.

Preferred Stock

In connection with the Company’s IPO, the Company authorized the issuance of 25,000 shares of its preferred stock, par value $0.01 per share. There are no shares of preferred stock outstanding as of March 31, 2022 and December 31, 2021.

NOTE 13 RELATED PARTY TRANSACTIONS

The Company leases 19 office facilities under operating leases with related parties expiring through 2030. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total related-party rent expense included in center costs, excluding depreciation and amortization in the unaudited consolidated statements of operations amounted to:

	Three Months Ended March 31,
	2022	2021
Rent expense	$387	$537

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

A summary of non-cancelable future minimum operating lease payments under these leases as of March 31, 2022 is as follows:

Year Ended December 31,	Amount
Remainder of 2022	$1,119
2023	1,198
2024	1,012
2025	1,023
2026	144
Thereafter	257
Total	$4,753

In addition, management fees to TPG and certain executives of the Company were identified as related party transactions. For the three months ended March 31, 2021, the Company incurred related-party management fees of $89. As a result of the Company’s IPO, the Company terminated its management services agreement in the second quarter of 2021, and no management fees were recognized subsequent to the IPO.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Contingent Consideration relating to Acquisitions

For the three months ended March 31, 2022, there were post-closing payments contingent upon the future performance of the Company’s recently acquired targets achieving certain agreed-upon performance metrics. Contingent consideration is recorded at fair value and was recognized in the purchase price allocation (see Note 3) of the acquired company.

The following table presents changes to the Company’s contingent consideration balance:

	March 31, 2022	December 31, 2021
Beginning balance	$17,430	$16,414
Additions related to acquisitions	2,470	10,685
Payments of contingent consideration	(5,720)	(12,279)
Loss on remeasurement	434	2,610
Ending balance	$14,614	$17,430

Leases with Third Parties

The Company leases its office facilities under operating leases expiring through 2032. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total third-party rent expense amounted to as follows in the unaudited consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Center costs, excluding depreciation and amortization	$11,020	$6,403
General and administrative expenses	139	175
Total rent expense	$11,159	$6,578

A summary of non-cancellable future minimum third-party operating lease payments under these leases as of March 31, 2022 is as follows:

Year Ended December 31,	Amount
Remainder of 2022	$37,230
2023	50,462
2024	46,855
2025	43,110
2026	38,263
Thereafter	54,601
Total	$270,521

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of March 31, 2022 and December 31, 2021.

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

Litigation

The Company may be involved from time-to-time in legal actions relating to the ownership and operations of its business. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

In March 2020, the Company received a Civil Investigative Demand from the U.S. Attorney’s Office of the Northern District of Georgia involving an investigation of a laboratory arrangement. The Company does not believe that it is a target of the investigation or that there is any material exposure based on its internal review. The Company does not know how the investigation will be resolved, to what extent it may be expanded, or whether the Company or its employees will be subject to further investigation, enforcement action or related penalties that could have an adverse impact on its business, results of operations and financial condition.

NOTE 15 NET LOSS PER SHARE

Prior to the IPO, as discussed in Note 1, the partnership interests of LifeStance TopCo included Redeemable Class A, Class A common and Class B units. The Class B Units were intended to be "profits interests" for U.S. federal income tax purposes. Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interest to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as RSAs subject to vesting) of LifeStance Health Group, with no changes in relative equity holder rights, rank or value before or after this exchange. As a result, the LifeStance TopCo equity exchange of common units was considered equivalent to a stock split and requires retrospective treatment for net loss per share purposes. All share and per share information has been retroactively adjusted to reflect the equity exchange for all periods presented. Vested Class B Profits Interests Units outstanding prior to the equity exchange were considered compensatory arrangements that were settled with shares of common stock at the time of the exchange and have been included as outstanding shares subsequent to that date.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares (on an as-converted basis):

	Three Months Ended March 31,
	2022	2021
Net loss available to common stockholders'/members'	$(62,328)	$(45,432)
Weighted-average shares used to compute basic and diluted net loss per share	350,849	305,538
Net loss per share, basic and diluted	$(0.18)	$(0.15)

The Company has issued potentially dilutive instruments in the form of RSAs and the RSUs. The Company did not include any of these instruments in its calculation of diluted loss per share (on an as-converted basis) for the three months ended March 31, 2022 and 2021 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 11 for the issued, vested and unvested RSAs and RSUs. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

Three Months Ended March 31, 2022
RSAs	23,270
RSUs	15,759
39,029

NOTE 16 SUBSEQUENT EVENTS

Long-Term Debt

On May 4, 2022, the Company entered into an agreement (the "2022 Credit Agreement") for senior secured credit facilities in the form of (i) up to a $100,000 delayed draw loan, (ii) a $200,000 term loan and (iii) a $50,000 revolving loan. The interest rate is a variable interest rate determined at Secured Overnight Financing Rate ("SOFR") plus 3.25% on the revolving loan and SOFR plus 4.50% on the term loans and any delayed draw term loans. The 2022 Credit Agreement is expected to close on or prior to May 23, 2022, subject to certain conditions. In connection with the closing of the 2022 Credit Agreement, the Company will repay all outstanding amounts of the existing May 2020 Credit Agreement (see Note 8).

Acquisitions

Subsequent to March 31, 2022, the Company completed an acquisition of an outpatient mental health practice. The allocation of purchase price, including any fair value of contingent consideration, to the assets acquired and liabilities assumed as of the acquisition dates have not been completed.

For the acquisition completed subsequent to March 31, 2022, total contractual consideration included cash consideration of $2,600, funded through credit facility financing, and contingent consideration with a maximum value of $1,050.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes as well as "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” Part II, Item 1A in this Quarterly Report on Form 10-Q as well as those discussed in the Annual Report on Form 10-K for the year ended December 31, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our Business

We are dedicated to improving the lives of our patients by reimagining mental health through a disruptive, tech-enabled in-person and virtual care delivery model built to expand access and affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 4,989 licensed mental health clinicians as of March 31, 2022. We combine a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access to mental health treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

In response to the COVID-19 pandemic, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

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

While the impact of the COVID-19 pandemic has increased stressors associated with mental health, we believe that a combination of factors contribute to our total patient visits and related revenue, including, among others, long-term trends in reduced stigmatization of mental health. Even before the pandemic, we saw the need to have a platform supported by leading technology to give us the ability to treat patients virtually or in-person. Our prior investment in our technology platform, most notably in our digital capabilities, became an essential component for continuing to deliver care to our patients during the pandemic. We observed an impact on appointments in mid-March 2020 as patients moved to shelter-at-home and increased cancellations. By the end of March 2020, appointments and visits had returned to normal levels. Since then, as the pandemic has surged and waned, we believe there has been some impact due to patient and clinician illness, resulting in cancelations of appointments, deferrals and fewer appointments initially scheduled. However, as we are unable to quantify deferred or appointments that were not scheduled, we are unable to specifically measure the impact. Our clinician recruitment opportunities have also increased as a result of the pandemic, driven by an increase in clinician supply from those seeking more stable employment models. While we continue to take advantage of clinician recruitment opportunities, recent changes in the labor market dynamics driven by pandemic-related burnout have also impacted retention. With independent clinicians facing higher technology costs, shifting consumer behavior and challenges from the uncertain economic environment, our pipeline of acquisition targets grew and assisted in our 2020 footprint expansion.

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

Our Clinicians

As of March 31, 2022, we employed 4,989 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. As our existing centers mature, we grow capacity through investments in office expansion to increase our average clinicians per center and enhance overall utilization. Recruiting new clinicians and retaining existing clinicians in our existing centers enables us to see more patients per center by expanding our patient visit capacity. We believe our dedicated employment model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base—we estimate there are approximately 650,000 mental health clinicians in the United States, providing us with a meaningful runway to grow from our current base of 4,989 clinicians employed through our subsidiaries and affiliated practices, as of March 31, 2022. To capitalize on this opportunity, we have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and fulfill capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access to our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers and acquire additional clinicians through our acquisition strategy. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2021, our clinicians treated more than 570,000 unique patients through 4.6 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental health care is a key driver of our patient growth. We believe we provide a superior and differentiated mental health care experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the clinical spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

We utilize multiple strategies to add new patients to our platform, including our primary care and specialist physician relationships, internal referrals from our clinicians, our payor relationships and our dedicated marketing efforts. We have established a large network of national, regional and local payors that enables their members to be referred to us as patients. Payors refer patients to our platform to drive improvement in health outcomes for their members, reduction in total medical costs and increased member satisfaction and retention. Within our markets, we partner with primary care practice groups, specialists, health systems and academic institutions to refer patients to our centers and clinicians. Our local marketing teams build and maintain relationships with our referring partner networks to create awareness of our platform and services, including the opening of new centers and the introduction of newly hired clinicians with appointment availability. We also use online marketing to develop our national brand to increase brand awareness and promote additional channels of patient recruitment.

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

Our Payors

Our payor relationships, including national contracts with multiple payors, allow payors access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, measurable outcomes, and stronger member and client value proposition through the offering of in-network mental health services. The strength of our payor relationships and our value proposition allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to establish new payor relationships and national contracts while also seeking to drive regional rate improvement for our patients and clinicians. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

De Novo Builds

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing MSAs. From our inception in 2017 through March 31, 2022, we have successfully opened 267 de novo centers, including 41 de novo centers in 2022, 106 de novo centers in 2021 and 78 de novo centers in 2020. We believe there is a significant opportunity to use de novo center openings to unlock potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians.

In 2021, we transitioned to a more sustainable design for all new de novo centers going forward that reimagines the mental healthcare experience for both patients and clinicians while reinforcing our commitment to sustainability.

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

Center Margin

As we grow our platform, we seek to generate consistent returns on our investments. See “—Key Metrics and Non-GAAP Financial Measures—Center Margin” for our definition of Center Margin and reconciliation to loss from operations. We believe this metric best reflects the economics of our model as it includes all direct expenses associated with our patients’ care. We seek to grow our Center Margin through a combination of (i) growing revenue through clinician hiring and retention, patient growth and engagement, hybrid virtual and in-person care, existing office expansion, and in-network reimbursement levels, and (ii) leveraging on our fixed cost base at each center. For acquired centers, we also seek to realize operational, technology and reimbursement synergies to drive Center Margin growth.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Total revenue	$203,095	$143,132
Revenue growth	42%	96%
Loss from operations	(64,851)	(881)
Center Margin	54,202	43,998
Net loss	(62,328)	(8,682)
Adjusted EBITDA	12,482	12,584

Center Margin and Adjusted EBITDA are not measures of financial performance under GAAP and are not intended to be substitutes for any GAAP financial measures, including revenue, loss from operations or net loss, and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

Center Margin

We define Center Margin as loss from operations excluding depreciation and amortization and general and administrative expenses. Therefore, Center Margin is computed by removing from loss from operations the costs that do not directly relate to the delivery of care and only including center costs, excluding depreciation and amortization. We consider Center Margin to be an important measure to monitor our performance relative to the direct costs of delivering care. We believe Center Margin is useful to investors to measure whether we are sufficiently controlling the direct costs of delivering care.

Center Margin is not a financial measure of, nor does it imply, profitability. The relationship of loss from operations to center costs, excluding depreciation and amortization is not necessarily indicative of future profitability from operations. Center Margin excludes certain expenses, such as general and administrative expenses, and depreciation and amortization, which are considered normal, recurring operating expenses and are essential to support the operation and development of our centers. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole, and Center Margin should be reviewed in conjunction with our GAAP financial results. Other companies that present Center Margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours. In addition, Center Margin has limitations as an analytical tool, including that it does not reflect depreciation and amortization or other overhead allocations.

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Loss from operations	$(64,851)	$(881)
Adjusted for:
Depreciation and amortization	15,684	12,228
General and administrative expenses (1)	103,369	32,651
Center Margin	$54,202	$43,998
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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax benefit, loss on remeasurement of contingent consideration, stock and unit-based compensation, management fees, transaction costs and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three months ended March 31, 2022 and 2021. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net loss	$(62,328)	$(8,682)
Adjusted for:
Interest expense	3,441	8,632
Depreciation and amortization	15,684	12,228
Income tax benefit	(6,676)	(2,761)
Loss on remeasurement of contingent consideration	434	307
Stock and unit-based compensation expense	59,855	605
Management fees (1)	—	89
Transaction costs (2)	278	1,534
Other expenses (3)	1,794	632
Adjusted EBITDA	$12,482	$12,584
(1)
Represents management fees paid to certain of our executive officers and affiliates of our Principal Stockholders pursuant to the management services agreement entered into in connection with the TPG Acquisition. The management services agreement terminated in connection with the IPO.
(2)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions.
(3)
Primarily includes costs incurred to consummate or integrate acquired centers, certain of which are wholly-owned and certain of which are affiliated practices, in addition to the fees paid to former owners of acquired centers and related expenses that are not reflective of the ongoing operating expenses of our centers. Acquired center integration and other are components of general and administrative expenses included in our unaudited consolidated statements of operations. Former owner fees is a component of center costs, excluding depreciation and amortization included in our unaudited consolidated statements of operations. These costs are summarized for each period in the table below:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Acquired center integration (1)	$598	$501
Former owner fees (2)	227	84
Other (3)	969	47
Total	$1,794	$632
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

Results of Operations

The following table sets forth a summary of our financial results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands)
TOTAL REVENUE	$203,095	$143,132
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	148,893	99,134
General and administrative expenses	103,369	32,651
Depreciation and amortization	15,684	12,228
Total operating expenses	$267,946	$144,013
LOSS FROM OPERATIONS	$(64,851)	$(881)
OTHER INCOME (EXPENSE)
Loss on remeasurement of contingent consideration	(434)	(307)
Transaction costs	(278)	(1,534)
Interest expense	(3,441)	(8,632)
Other expense	—	(89)
Total other expense	$(4,153)	$(10,562)
LOSS BEFORE INCOME TAXES	(69,004)	(11,443)
INCOME TAX BENEFIT	6,676	2,761
NET LOSS	$(62,328)	$(8,682)

Total Revenue

Total revenue increased $60.0 million, or 42%, to $203.1 million for the three months ended March 31, 2022 from $143.1 million for the three months ended March 31, 2021. This was primarily due to an increase composed of $59.1 million of patient service revenue due to the increase in visits and $0.9 million of nonpatient revenue.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $49.8 million, or 50%, to $148.9 million for the three months ended March 31, 2022 from $99.1 million for the three months ended March 31, 2021. This was primarily due to a $41.2 million increase in center-based compensation due to the increase in clinicians and visits and a $8.5 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in centers.

General and administrative

General and administrative expenses increased $70.7 million, or 217%, to $103.4 million for the three months ended March 31, 2022 from $32.7 million for the three months ended March 31, 2021. This was primarily due to increases of $68.3 million in salaries, wages and employee benefits, which included an increase of $59.2 million in stock and unit-based compensation expense primarily relating to RSAs and the RSUs granted at the time of IPO, $2.1 million in occupancy costs and $0.3 million in other operating expenses, including professional services and insurance.

Depreciation and amortization

Depreciation and amortization expense increased $3.5 million to $15.7 million for the three months ended March 31, 2022 from $12.2 million for the three months ended March 31, 2021. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Income (Expense)

Loss on remeasurement of contingent consideration

Loss on remeasurement of contingent consideration increased $0.1 million to a $0.4 million loss for the three months ended March 31, 2022 from a $0.3 million loss for the three months ended March 31, 2021. This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Transaction costs

Transaction costs decreased $1.2 million to $0.3 million for the three months ended March 31, 2022 from $1.5 million for the three months ended March 31, 2021. Transaction costs decreased primarily due to fewer incremental fees related to corporate transactions.

Interest Expense

Interest expense decreased $5.2 million to $3.4 million for the three months ended March 31, 2022 from $8.6 million for the three months ended March 31, 2021. This decrease was primarily due to lower borrowings outstanding during the period.

Other Income (Expense)

Other income (expense) decreased $0.1 million to $0 for the three months ended March 31, 2022 from $0.1 million for the three months ended March 31, 2021 primarily due to the termination of the management services as a result of our IPO during the second quarter of 2021.

Income Tax Benefit

Income tax benefit increased $3.9 million to $6.7 million for the three months ended March 31, 2022 from $2.8 million for the three months ended March 31, 2021 primarily due to the increase in taxable loss for the three months ended March 31, 2022.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under the May 2020 Credit Agreement executed simultaneously with the TPG Acquisition on May 14, 2020. We had cash and cash equivalents of $114.0 million and $148.0 million as of March 31, 2022 and December 31, 2021.

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

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2021 and March 31, 2022, there was an aggregate principal amount of $161.2 million and $180.9 million outstanding under the May 2020 Credit Agreement, respectively. As of March 31, 2022, our non-cancellable future minimum operating third-party lease payments totaled $270.5 million, and our non-cancellable future minimum operating related-party lease payments totaled $4.8 million.

Debt

May 2020 Credit Agreement

On May 14, 2020 and in connection with the TPG Acquisition, LifeStance Health Holdings, Inc., one of our subsidiaries, entered into the May 2020 Credit Agreement. The May 2020 Credit Agreement provides for senior secured credit facilities (the “Credit Facilities”) in the form of (i) $37.5 million original and delayed draw principal amount of Closing Date Term B-1 Loans and $222.5 million original and delayed draw principal amount of Closing Date Term B-2 Loans (“Closing Date Term Loans”), and (ii) $20.0 million of Revolving Commitments. On November 4, 2020, we entered into the First Amendment to the May 2020 Credit Agreement which, among other things, provided for incremental Credit Facilities in the form of $16.6 million original principal amount of First Amendment Term B-1 Loans and $98.4 million original principal amount of First Amendment Term B-2 Loans (“First Amendment Term Loans”). On February 1, 2021, we entered into the Second Amendment to the Credit Agreement (“Second Amendment”). The Second Amendment provides for incremental delayed draw term loans in the aggregate principal amount of $50.0 million. The Second Amendment delayed draw term loans are subject to the same terms and conditions set forth in the May 2020 Credit Agreement. On April 30, 2021, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment provides for incremental delayed draw term loans in the aggregate principal amount of $70.0 million. The Third

Amendment delayed draw term loans are subject to the substantially same terms and conditions as those set forth in the May 2020 Credit Agreement. In connection with our IPO, we made a voluntary prepayment of $294.0 million related to borrowings outstanding as of June 15, 2021.

The Closing Date Term Loans and First Amendment Term Loans are scheduled to mature on May 14, 2026, and the Revolving Commitments are scheduled to mature on May 14, 2025. The loans under the Credit Facilities bear interest at a rate per annum equal to adjusted LIBOR plus an applicable margin (i) in the case of Closing Date Term B-1 Loans, ranging from 3.25% to 3.75% per annum (depending on our first lien net leverage), (ii) in the case of Closing Date Term B-2 Loans, ranging from 8.22% to 8.72% per annum (depending on our first lien net leverage), (iii) in the case of loans under the Revolving Commitments, ranging from 4.50% to 4.75% per annum (depending on our first lien net leverage), (iv) in the case of the First and Third Amendments Term B-1 Loans, of 3.00% per annum and (v) in the case of the First and Third Amendments Term B-2 Loans, of 7.09% per annum. In addition, we are required to pay a quarterly undrawn commitment fee of 2.0% per annum on the undrawn delayed draw term loan commitments under the Closing Date Term B-1 Loans and Closing Date Term B-2 Loans (increasing to 3.0% per annum following May 14, 2021), and we are required to pay a quarterly undrawn commitment fee of 1.0% per annum on the undrawn delayed draw term loan commitments under the First Amendment Term B-1 Loans and First Amendment Term B-2 Loans (increasing to 2.0% per annum following the first anniversary of the First Amendment Date).

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

Credit Agreement Consolidated EBITDA includes a cap for de novo start up costs of $1.5 million for each such new de novo facility, not to exceed 10% of Credit Agreement Consolidated EBITDA, in the aggregate, and allows for the adjustment of retention, relocation, recruiting or completion bonuses or recruiting costs, severance costs, transition costs, curtailments or modifications to pension and post-employment employee benefit plans costs in connection with the establishment or acquisition of a new practice, as well as certain pro forma acquisition run rate adjustments. As of March 31, 2022 and December 31, 2021, we were in compliance with all financial covenants under the Credit Facilities.

2022 Credit Agreement

On May 4, 2022, the Company entered into an agreement (the "2022 Credit Agreement") for senior secured credit facilities in the form of (i) up to a $100,000 delayed draw loan, (ii) a $200,000 term loan and (iii) a $50,000 revolving loan. The interest rate is a variable interest rate determined at Secured Overnight Financing Rate ("SOFR") plus 3.25% on the revolving loan and SOFR plus 4.50% on the term loans and any delayed draw term loans. The 2022 Credit Agreement is expected to close on or prior to May 23, 2022, subject to certain conditions. In connection with the closing of the 2022 Credit Agreement, the Company will repay all outstanding amounts of the existing May 2020 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net cash provided by operating activities	$3,308	$9,909
Net cash used in investing activities	(50,855)	(11,835)
Net cash provided by financing activities	13,508	22,591
Net (decrease) increase in cash and cash equivalents	$(34,039)	$20,665
Cash and cash equivalents, beginning of period	148,029	18,829
Cash and cash equivalents, end of period	$113,990	$39,494

Cash Flows Provided by Operating Activities

During the three months ended March 31, 2022, operating activities provided $3.3 million of cash, primarily impacted by our $62.3 million net loss and $76.2 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $10.6 million. During the three months ended March 31, 2021, operating activities provided $9.9 million of cash, primarily due to non-cash charges of $13.5 million, changes in our operating assets and liabilities of $5.1 million and our net loss of $8.7 million.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2022, investing activities used $50.9 million of cash, primarily resulting from our business acquisitions totaling $23.0 million and purchases of property and equipment of $27.9 million. During the three months ended March 31, 2021, investing activities used $11.8 million of cash, primarily resulting from our business acquisitions of $0.7 million and purchases of property and equipment of $11.1 million.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2022, financing activities provided $13.5 million of cash, resulting primarily from borrowings of $20.0 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $0.3 million, and payments of contingent consideration of $5.7 million. During the three months ended March 31, 2021, financing activities provided $22.6 million of cash, resulting from borrowings of $26.2 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $0.8 million, payments of costs related to our IPO of $0.3 million, payments of debt issue costs of $1.0 million and payments of contingent consideration of $1.5 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of (i) LifeStance TopCo, L.P., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance TopCo, L.P. in which LifeStance TopCo, L.P. has an interest and is the primary beneficiary for the period ended March 31, 2021 and (ii) LifeStance Health Group, Inc., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended March 31, 2022. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

The loans under the May 2020 Credit Agreement bear interest at a rate per annum equal to (but not less than 0%) LIBOR plus a range of 4.00% to 4.25% (depending on our first lien net leverage). The loans under the Credit Facilities bear interest at a rate per annum equal to (a) adjusted LIBOR (which adjusted LIBOR, (x) solely with respect to the Closing Date Term B-1 Loan, Closing Date Term B-2 Loans, and loans under the Revolving Commitments, is subject to a minimum of 1.25% per annum and (y) solely with respect to the First Amendment Term B-1 Loan and First Amendment Term B-2 Loans, is subject to a minimum of 0.75% per annum), plus an applicable margin (i) in the case of Closing Date Term B-1 Loans, ranging from 3.25% to 3.75% per annum (depending on our first lien net leverage), (ii) in the case of Closing Date Term B-2 Loans, ranging from 8.22% to 8.72% per annum (depending on our first lien net leverage), (iii) in the case of loans under the Revolving Commitments, ranging from 4.50% to 4.75% per annum (depending on our first lien net leverage), (iv) in the case of the First and Third Amendments Term B-1 Loans, of 3.00% per annum and (v) in the case of the First and Third Amendments Term B-2 Loans, of 7.09% per annum or (b) an alternate base rate (which will be the highest of (w) the prime rate, (x) 0.5% above the federal funds effective date and (y) one-month adjusted LIBOR (subject to the floors set forth above) plus 1.00% per annum), plus an applicable margin (i) in the case of Closing Date Term B-1 Loans, ranging from 2.25% to 2.75% per annum (depending on our first lien net leverage), (ii) in the case of Closing Date Term B-2 Loans, ranging from 7.22% to 7.72% per annum (depending on our first lien net leverage), (iii) in the case of loans under the Revolving Commitments, ranging from 3.50% to 3.75% per annum (depending on our first lien net leverage), (iv) in the case of the First and Third Amendments Term B-1 Loans, of 2.00% per annum and (v) in the case of the First and Third Amendments Term B-2 Loans, of 6.09% per annum.

As of March 31, 2022, we had an aggregate principal amount of $180.9 million under our Credit Facilities. As of March 31, 2022, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.8 million.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2021, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of March 31, 2022. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of March 31, 2022, our remediation measures are ongoing and include the following:

•

hired additional accounting and IT personnel to enhance our technical reporting, transactional accounting, and IT capabilities. In the quarter ended March 31, 2022, we designed and implemented controls to support training, development, and technical research capabilities for those resources along with development and implementation of policies and procedures to support the external financial reporting functions. We continue to evaluate our staffing needs and plan to hire additional resources as necessary to support our operations;

•	performed detailed risk assessments for significant financial processes to identify, design, and implement control activities related to internal control over financial reporting;

•	developed and implemented controls related to the formalization of our accounting policies and procedures and financial reporting;

•

development and implementation of controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries;

•

developed and implemented IT security and governance controls to address program change of internally and externally developed system and computer operations associated with information systems impacting the preparation of our consolidated financial statements; and

•

developed and implemented controls related to the periodic monitoring and review of user access rights, the identification and risk ranking of segregation of duties conflicts, and, where it is determined there is a need for an individual to have conflicting access, a periodic review of the underlying activities is performed by an independent person who does not have such conflicting access.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Plan for Material Weaknesses” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering of Common Stock

On June 14, 2021, we completed the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-256202), which was declared effective on June 9, 2021.

There has been no material change in the use of proceeds as described in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the SEC, on June 11, 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

LifeStance Health Group, Inc.

Date: May 11, 2022	By:	/s/ J. Michael Bruff
J. Michael Bruff
Chief Financial Officer and Treasurer (principal financial and accounting officer)