Form 10-Q
period 2022-06-30
LifeStance Health Group, Inc.
filed 2022-08-10
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 376,181,577 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Changes in Redeemable Units and Stockholders'/Members' Equity	4
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	36
Signatures		37

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended June 30, 2022

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2022 AND December 31, 2021

(unaudited)

(In thousands, except for par value)

	June 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$96,686	$148,029
Patient accounts receivable, net	99,740	76,078
Prepaid expenses and other current assets	47,860	42,413
Total current assets	244,286	266,520
NONCURRENT ASSETS
Property and equipment, net	190,694	152,242
Intangible assets, net	282,088	300,355
Goodwill	1,243,721	1,204,544
Other noncurrent assets	7,888	3,448
Total noncurrent assets	1,724,391	1,660,589
Total assets	$1,968,677	$1,927,109
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,941	$14,152
Accrued payroll expenses	61,215	60,002
Other accrued expenses	26,209	26,510
Current portion of contingent consideration	8,984	14,123
Other current liabilities	2,191	1,965
Total current liabilities	111,540	116,752
NONCURRENT LIABILITIES
Long-term debt, net	203,364	157,416
Other noncurrent liabilities	64,538	50,325
Contingent consideration, net of current portion	3,653	3,307
Deferred tax liability, net	54,281	54,281
Total noncurrent liabilities	325,836	265,329
Total liabilities	$437,376	$382,081
COMMITMENTS AND CONTINGENCIES (see Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of June 30, 2022 and December 31, 2021; 376,181 and 374,255 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,763	3,743
Additional paid-in capital	2,015,665	1,898,357
Accumulated deficit	(488,127)	(357,072)
Total stockholders' equity	1,531,301	1,545,028
Total liabilities and stockholders’ equity	$1,968,677	$1,927,109

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations

FOR THE three and six months ended June 30, 2022 and 2021

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TOTAL REVENUE	$209,527	$160,549	$412,622	$303,681
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	149,697	109,341	298,590	208,475
General and administrative expenses	103,559	85,479	206,928	118,130
Depreciation and amortization	16,743	12,774	32,427	25,002
Total operating expenses	$269,999	$207,594	$537,945	$351,607
LOSS FROM OPERATIONS	$(60,472)	$(47,045)	$(125,323)	$(47,926)
OTHER EXPENSE
Loss on remeasurement of contingent consideration	(180)	(250)	(614)	(557)
Transaction costs	(19)	(1,996)	(297)	(3,530)
Interest expense	(7,133)	(23,174)	(10,574)	(31,806)
Other expense	—	(1,356)	—	(1,445)
Total other expense	$(7,332)	$(26,776)	$(11,485)	$(37,338)
LOSS BEFORE INCOME TAXES	(67,804)	(73,821)	(136,808)	(85,264)
INCOME TAX (PROVISION) BENEFIT	(923)	3,788	5,753	6,549
NET LOSS	$(68,727)	$(70,033)	$(131,055)	$(78,715)
Accretion of Redeemable Class A units	—	—	—	(36,750)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS/MEMBERS	$(68,727)	$(70,033)	$(131,055)	$(115,465)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.19)	(0.22)	(0.37)	(0.37)
Weighted-average shares used to compute basic and diluted net loss per share	353,729	313,536	352,297	309,559

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE three and six months ended June 30, 2022 AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS'/MEMBERS’ EQUITY FOR THE three and six months ended June 30, 2021

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2022	374,323	$3,744	$1,958,174	$(419,400)	$1,542,518
Net loss	—	—	—	(68,727)	(68,727)
Issuance of common stock upon vesting of restricted stock units	1,858	19	(19)	—	—
Stock-based compensation expense	—	—	57,510	—	57,510
Balances at June 30, 2022	376,181	$3,763	$2,015,665	$(488,127)	$1,531,301

	Class A Redeemable Units		Class A-1 Common Units		Class A-2 Common Units		Class B Common Units		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'/ Members'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2021	35,000	$71,750	959,563	$959,563	50,908	$50,946	—	$—	—	$—	$2,057	$(58,557)	$954,009
Net loss	—	—	—	—	—	—	—	—	—	—	—	(70,033)	(70,033)
Issuance of common units for acquisitions of businesses	—	—	—	—	725	1,486	—	—	—	—	—	—	1,486
Vested Class B Profits Interests	—	—	—	—	—	—	17,920	—	—	—	—	—	—
Conversion of Redeemable Class A Units into common stock upon closing of initial public offering	(35,000)	(71,750)	—	—	—	—	—	—	10,234	102	71,648	—	71,750
Conversion of common units into common stock upon closing of initial public offering	—	—	(959,563)	(959,563)	(51,633)	(52,432)	—	—	295,663	2,957	1,009,038	—	—
Conversion of vested Class B Profits Interests to common stock upon closing of initial public offering	—	—	—	—	—	—	(17,920)	—	4,186	42	(42)	—	—
Conversion of unvested Class B Profits Interests to restricted stock upon closing of initial public offering	—	—	—	—	—	—	—	—	30,766	308	(308)	—	—
Issuance of common stock upon closing of initial public offering, net	—	—	—	—	—	—	—	—	32,800	328	548,577	—	548,905
Endowment of shares to the LifeStance Health Foundation	—	—	—	—	—	—	—	—	500	5	8,995	—	9,000
Stock and unit-based compensation expense	—	—	—	—	—	—	—	—	—	—	29,515	—	29,515
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	374,149	$3,742	$1,669,480	$(128,590)	$1,544,632

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE three and six months ended June 30, 2022 AND CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS'/MEMBERS’ EQUITY FOR THE three and six months ended June 30, 2021

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$(357,072)	$1,545,028
Net loss	—	—	—	(131,055)	(131,055)
Issuance of common stock upon vesting of restricted stock units	1,954	20	(57)	—	(37)
Forfeitures	(28)	—	(185)	—	(185)
Stock-based compensation expense	—	—	117,550	—	117,550
Balances at June 30, 2022	376,181	$3,763	$2,015,665	$(488,127)	$1,531,301

	Class A Redeemable Units		Class A-1 Common Units		Class A-2 Common Units		Class B Common Units		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'/ Members'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	35,000	$35,000	959,563	$959,563	49,946	$49,946	—	$—	—	$—	$1,452	$(13,125)	$997,836
Net loss	—	—	—	—	—	—	—	—	—	—	—	(78,715)	(78,715)
Issuance of common units	—	—	—	—	962	1,000	—	—	—	—	—	—	1,000
Accretion of Redeemable Class A Units	—	36,750	—	—	—	—	—	—	—	—	—	(36,750)	(36,750)
Issuance of common units for acquisitions of businesses	—	—	—	—	725	1,486	—	—	—	—	—	—	1,486
Vested Class B Profits Interests	—	—	—	—	—	—	17,920	—	—	—	—	—	—
Conversion of Redeemable Class A Units into common stock upon closing of initial public offering	(35,000)	(71,750)	—	—	—	—	—	—	10,234	102	71,648	—	71,750
Conversion of common units into common stock upon closing of initial public offering	—	—	(959,563)	(959,563)	(51,633)	(52,432)	—	—	295,663	2,957	1,009,038	—	—
Conversion of vested Class B Profits Interests to common stock upon closing of initial public offering	—	—	—	—	—	—	(17,920)	—	4,186	42	(42)	—	—
Conversion of unvested Class B Profits Interests to restricted stock upon closing of initial public offering	—	—	—	—	—	—	—	—	30,766	308	(308)	—	—
Issuance of common stock upon closing of initial public offering, net	—	—	—	—	—	—	—	—	32,800	328	548,577	—	548,905
Endowment of shares to the LifeStance Health Foundation	—	—	—	—	—	—	—	—	500	5	8,995	—	9,000
Stock and unit-based compensation expense	—	—	—	—	—	—	—	—	—	—	30,120	—	30,120
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	374,149	$3,742	$1,669,480	$(128,590)	$1,544,632

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2022 and 2021

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(131,055)	$(78,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,427	25,002
Stock and unit-based compensation	117,365	30,120
Loss on debt extinguishment	3,380	5,620
Amortization of discount and debt issue costs	748	1,081
Loss on remeasurement of contingent consideration	614	557
Endowment of shares to LifeStance Health Foundation	—	9,000
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(21,900)	(11,831)
Prepaid expenses and other current assets	(5,351)	(14,964)
Accounts payable	1,731	2,261
Accrued payroll expenses	(289)	9,580
Other accrued expenses	13,471	15,283
Net cash provided by (used in) operating activities	11,141	(7,006)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(53,775)	(31,803)
Acquisitions of businesses, net of cash acquired	(35,118)	(39,126)
Net cash used in investing activities	(88,893)	(70,929)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters discounts and commissions and deferred offering costs	—	554,169
Issuance of common units to new investors	—	1,000
Proceeds from long-term debt, net of discount	228,000	98,800
Payments of debt issue costs	(7,184)	(2,360)
Payments of long-term debt	(181,230)	(310,729)
Prepayment for debt paydown	(1,609)	—
Payments of contingent consideration	(11,090)	(5,587)
Taxes related to net share settlement of equity awards	(478)	—
Net cash provided by financing activities	26,409	335,293
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,343)	257,358
Cash and Cash Equivalents - Beginning of period	148,029	18,829
CASH AND CASH EQUIVALENTS – END OF PERIOD	$96,686	$276,187
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,927	$24,889
Cash paid for taxes, net of refunds	$860	$900
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Unpaid deferred offering costs included in accounts payable and other accrued expenses	$—	$5,264
Equipment financed through capital leases	$256	$14
Contingent consideration incurred in acquisitions of businesses	$5,683	$2,739
Acquisition of property and equipment included in liabilities	$13,055	$10,233
Issuance of common units for acquisitions of businesses	$—	$1,486

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there have been no significant changes to these policies other than the additions to the stock and unit-based compensation policy further described below.

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

The contractual arrangements described above allow the Company to direct the activities that most significantly affect the economic performance of the FPEs. Accordingly, the Company is the primary beneficiary of the FPEs and consolidates the FPEs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support the Company provides to the FPEs (e.g., loans) and the provisions of the contractual arrangements and nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the FPEs. Therefore, all income and expenses recognized by the FPEs are allocated to the Company. The Company does not hold interests in any VIEs for which the Company is not deemed to be the primary beneficiary.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at June 30, 2022 and December 31, 2021.

Stock and Unit-Based Compensation

Beginning in 2022, the Company granted restricted stock units ("RSUs") to certain employees and other service providers subject to certain service-based or service- and performance-based vesting conditions. The ultimate number of shares that are issued in respect of the performance-based RSUs are based on actual performance over a three or four-year performance period and ranging from zero to 100% of the performance-based RSUs subject to the award. Each fiscal year within the award period represents a separately vesting tranche of the award. For a portion of the performance-based RSUs, as the performance conditions have not been established beyond the first year of the award, a grant date has not yet been established for the remaining annual periods of these performance-based RSUs.

The performance-based RSUs are measured at fair value on their grant date. The related compensation expense for the performance awards is recognized on a straight line basis over the requisite service period for each separately vesting tranche of the award if and when the Company concludes that it is probable that the performance conditions will be achieved. At the end of each reporting period, the Company reevaluates the probability that the performance conditions will be achieved.

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

NOTE 3 ACQUISITIONS

During the three and six months ended June 30, 2022 and 2021, the Company completed the acquisitions of 4, 10, 6 and 11 outpatient mental health practices, respectively. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash consideration	$12,600	$40,612	$35,925	$41,312
Cash consideration to be paid	—	325	—	325
Contingent consideration, at initial fair value	3,213	1,931	5,683	2,739
Class A-2 common units	—	1,486	—	1,486
Total consideration transferred	$15,813	$44,354	$41,608	$45,862

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Three Months Ended June 30,		Six Months Ended June 30,
Allocation of Purchase Price	2022	2021	2022	2021
Cash	$430	$2,008	$851	$2,048
Patient accounts receivable	707	3,515	1,193	3,799
Property and equipment	19	676	53	694
Prepaid expenses and other current assets	166	221	230	227
Other noncurrent assets	53	86	56	91
Intangible assets	901	2,936	1,683	3,061
Goodwill	14,526	40,170	39,227	41,287
Total assets acquired	16,802	49,612	43,293	51,207
Total liabilities assumed	989	5,258	1,685	5,345
Fair value of net assets	$15,813	$44,354	$41,608	$45,862

The fair value of assets and liabilities other than intangible assets approximate the carrying amounts as of acquisition dates.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Regional trade names (1)	$555	$1,839	$897	$1,916
Non-competition agreements (2)	346	1,097	786	1,145
Total	$901	$2,936	$1,683	$3,061
(1)
Useful lives for regional trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 6).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
Contingent consideration	2022	2021	2022	2021
Maximum contingent consideration based on acquisition agreements	$4,200	$2,350	$7,200	$3,350

Goodwill

Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to the assembled workforce, customer and payor relationships and anticipated synergies and economies of scale expected from the integration of the businesses. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition. Goodwill deductible for tax purposes is $36,091 from the acquisitions in 2022.

NOTE 4 INTANGIBLE ASSETS

Intangible assets consists of the following:

June 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$35,314	$(13,103)	$22,211	5.0
LifeStance trade names	235,500	(22,324)	213,176	22.5
Non-competition agreements	93,536	(46,835)	46,701	4.2
Total intangible assets	$364,350	$(82,262)	$282,088

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$34,417	$(9,633)	$24,784	5.0
LifeStance trade names	235,500	(17,090)	218,410	22.5
Non-competition agreements	92,750	(35,589)	57,161	4.2
Total intangible assets	$362,667	$(62,312)	$300,355

Gross carrying amount is based on the fair value of the intangible assets determined at acquisitions. Total intangible asset amortization expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$9,993	$9,704	$19,950	$19,323

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Leasehold improvements	$137,260	$87,807
Computers and peripherals	26,803	22,038
Furniture, fixtures and equipment	33,614	20,286
Medical equipment	1,018	1,018
Construction in process	24,002	40,619
Total	$222,697	$171,768
Less: Accumulated depreciation	(32,003)	(19,526)
Total property and equipment, net	$190,694	$152,242

Depreciation expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$6,750	$3,070	$12,477	$5,679

NOTE 6 FAIR VALUE MEASUREMENTS

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The valuation methodology differs depending on the type of earn-out target. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of June 30, 2022 and December 31, 2021.

Valuation Technique	Range of Significant Assumptions
		June 30, 2022	December 31, 2021
Probability-weighted analysis	Probability	50% - 100%	50% - 100%
based earn-outs	Discount rate	6.00%	8.60%

As of June 30, 2022 and December 31, 2021, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. See Note 14 for discussion of payment of contingent consideration made related to acquisitions, fair value adjustments, and a roll-forward of the contingent consideration balance from the prior year.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis:

June 30, 2022	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$12,637	$12,637

December 31, 2021	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$17,430	$17,430

As disclosed in Note 3, the Company acquired several outpatient mental health practices during the three and six months ended June 30, 2022 and 2021. The values of net tangible assets acquired, and the resulting goodwill and other intangible assets, were recorded at fair value. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were estimated by management or with the assistance of a third-party valuation expert primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. The Company developed estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the periods presented.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

NOTE 7 GOODWILL

Goodwill consists of the following:

Amount
Balance as of December 31, 2021	$1,204,544
Business acquisitions (Note 3)	39,227
Measurement period adjustments	(50)
Balance as of June 30, 2022	$1,243,721

NOTE 8 LONG-TERM DEBT

On May 14, 2020, in connection with the TPG Acquisition, the Company entered into the Credit Agreement among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the “May 2020 Credit Agreement”). The term loans and delayed draw loans were payable in quarterly principal and interest payments through May 14, 2026.

On May 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto. The 2022 Credit Agreement established commitments in respect of a term loan facility of $200,000, a revolving loan facility of up to $50,000 and a delayed draw term loan facility of up to $100,000. The commitments under the term loan facility and the revolving facility were available to be drawn on May 16, 2022. The Company borrowed $200,000 in term loans on that date, with a maturity date of May 16, 2028. The commitments under the delayed draw term loan facility are scheduled to terminate on the second anniversary of May 16, 2022. Once drawn upon, the delayed draw term loan facility has a maturity date of May 16, 2028. The loans under the term loan facility and the delayed draw term loan facility bear interest at a rate per annum equal to (x) adjusted term Secured Overnight Financing Rate ("SOFR") (which adjusted term SOFR is subject to a minimum of 0.75%) plus an applicable margin of 4.50% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus 1.00%) plus an applicable margin of 3.50%. The term loans are collateralized by substantially all of the assets of the Company. The revolving loan has interest only payments until the maturity date of May 16, 2027.

The proceeds from the 2022 Credit Agreement term loans were used to repay in full and extinguish the May 2020 Credit Agreement. The 2022 Credit Agreement term loans are treated as a new issuance of debt. In relation to the May 2020 Credit Agreement, the Company recognized an extinguishment of debt charge within interest expense of $3,380, consisting of $1,609 prepayment charge and the write-off of unamortized debt issue costs associated with the extinguished term loans of $1,771.

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at June 30, 2022 and December 31, 2021.

Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
Term loans	$200,000	$70,665
Delayed Draw loans	—	90,565
Revolving loan	11,000	—
Total long-term debt	211,000	161,230
Less: Current portion of long-term debt	(1,500)	(1,323)
Less: Unamortized discount and debt issue costs (1)	(6,136)	(2,491)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$203,364	$157,416
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$7,133	$23,174	$10,574	$31,806

Future principal payments on long-term debt are as follows:

Year Ended December 31,	Amount
Remainder of 2022	$500
2023	2,000
2024	2,000
2025	2,000
2026	2,000
Thereafter	202,500
Total	$211,000

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at June 30, 2022 and December 31, 2021 was $192,304 and $186,497, respectively.

Revolving Loan

Under the May 2020 Credit Agreement, the Company had a revolving loan commitment from Capital One in the amount of $20,000. Any borrowing on the revolving loan under the May 2020 Credit Agreement was due in full on May 14, 2025.

Under the 2022 Credit Agreement, the Company has a revolving loan commitment from Capital One in the amount of $50,000. Any borrowing on the revolving loan under the 2022 Credit Agreement is due in full on May 16, 2027. The revolving loan bears interest at a rate per annum equal to (x) adjusted term SOFR plus an applicable margin of 3.25% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR plus 1.00%) plus an applicable margin of 2.25%. The unused revolving loan incurs a commitment fee of 0.50% per annum.

In June 2022, the Company drew $11,000 from the aforementioned revolving loan. In July 2022, the Company converted the outstanding balance on the revolving loan to a delayed draw term loan.

NOTE 9 TOTAL REVENUES

The Company’s total revenues are dependent on a series of contracts with third-party payors, which is typical for providers in the health care industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors, which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$189,061	91%	$147,391	92%	$372,670	91%	$275,649	91%
Government	9,063	4%	6,488	4%	17,896	4%	12,211	4%
Self-pay	8,723	4%	5,518	3%	17,098	4%	13,282	4%
Total patient service revenue	206,847	99%	159,397	99%	407,664	99%	301,142	99%
Nonpatient service revenue	2,680	1%	1,152	1%	4,958	1%	2,539	1%
Total	$209,527	100%	$160,549	100%	$412,622	100%	$303,681	100%

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Top one payor	19%	18%	19%	19%
Top two payor	14%	16%	14%	17%
Top three payor	—	13%	—	13%

NOTE 10 INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision (benefit) for income taxes	$923	$(3,788)	$(5,753)	$(6,549)

The effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective tax rate	(1.4)%	5.1%	4.2%	7.7%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. The Company has a valuation allowance of $239 and $0 as of June 30, 2022 and December 31, 2021, respectively.

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

Restricted Stock

The RSAs were issued as part of the Organizational Transactions (see Note 1).

The following is a summary of RSA transactions as of and for the six months ended June 30, 2022:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	23,501	$11.98
Vested	(4,392)	11.98
Forfeited	(28)	11.98
Unvested, June 30, 2022	19,081	$11.98

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

The following is a summary of RSU transactions as of and for the six months ended June 30, 2022:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	6,031	$17.95
Granted	11,654	8.56
Vested	(1,954)	17.70
Canceled and forfeited	(737)	8.49
Outstanding, June 30, 2022	14,994	$10.87

Stock and Unit-Based Compensation Expense

The Company recognized stock and unit-based compensation expense related to RSAs, RSUs and the Class B Profits Interests within general and administrative expenses in the unaudited consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock and unit-based compensation expense	$57,510	$29,515	$117,365	$30,120

As of June 30, 2022, the Company had $193,529 in unrecognized compensation expense related to all non-vested awards (RSAs and RSUs) that will be recognized over the weighted-average remaining service period of 1.6 years.

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

As of June 30, 2022, no shares of common stock have been purchased under the Company’s ESPP.

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

Common Units - Pre-IPO

The chief executive officer (“CEO”) had 35,000 redeemable Class A units outstanding prior to the completion of the IPO. The CEO had the right, upon termination for any reason other than proper cause, to put his redeemable Class A units back to the partnership at fair value (“Put Right”). The CEO (or permitted transferee) shall have this Put Right also upon death or disability. As this was both outside of the Company’s control and probable to eventually occur, the redeemable Class A units subject to this Put Right were classified as mezzanine equity and carried at fair value (i.e., redemption price). There was a change to the fair value during the six months ended June 30, 2021 of $36,750 resulting from a change in the probability assumption of an IPO. On June 9, 2021, the redeemable Class A units were converted into 10,234 shares of the Company’s common stock.

Class A-1 Common Units had equal voting rights. Class A-2 and Class B Common Units were nonvoting units.

Preferred Stock

In connection with the Company’s IPO, the Company authorized the issuance of 25,000 shares of its preferred stock, par value $0.01 per share. There are no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rent expense	$391	$661	$778	$1,197

A summary of non-cancelable future minimum operating lease payments under these leases as of June 30, 2022 is as follows:

Year Ended December 31,	Amount
Remainder of 2022	$740
2023	1,211
2024	1,025
2025	1,036
2026	144
Thereafter	257
Total	$4,413

In addition, management fees to TPG and certain executives of the Company were identified as related party transactions. For the three and six months ended June 30, 2021, the Company incurred related-party management fees of $1,356 and $1,445, respectively. As a result of the Company’s IPO, the Company terminated its management services agreement in the second quarter of 2021, and no management fees were recognized subsequent to the IPO.

As part of the 2022 Credit Agreement restructuring, TPG provided arrangement and structuring services. The Company incurred related party fees of $4,375 during the three and six months ended June 30, 2022 included within debt issue costs.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Contingent Consideration relating to Acquisitions

For the six months ended June 30, 2022, there were post-closing payments contingent upon the future performance of the Company’s recently acquired targets achieving certain agreed-upon performance metrics. Contingent consideration is recorded at fair value and was recognized in the purchase price allocation (see Note 3) of the acquired company.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

The following table presents changes to the Company’s contingent consideration balance:

	June 30, 2022	December 31, 2021
Beginning balance	$17,430	$16,414
Additions related to acquisitions	5,683	10,685
Payments of contingent consideration	(11,090)	(12,279)
Loss on remeasurement	614	2,610
Ending balance	$12,637	$17,430

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Center costs, excluding depreciation and amortization	$11,998	$7,173	$23,018	$13,576
General and administrative expenses	139	353	278	528
Total rent expense	$12,137	$7,526	$23,296	$14,104

A summary of non-cancellable future minimum third-party operating lease payments under these leases as of June 30, 2022 is as follows:

Year Ended December 31,	Amount
Remainder of 2022	$28,413
2023	57,352
2024	53,617
2025	49,707
2026	43,775
Thereafter	63,674
Total	$296,538

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of June 30, 2022 and December 31, 2021.

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

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss available to common stockholders'/members'	$(68,727)	$(70,033)	$(131,055)	$(115,465)
Weighted-average shares used to compute basic and diluted net loss per share	353,729	313,536	352,297	309,559
Net loss per share, basic and diluted	$(0.19)	$(0.22)	$(0.37)	$(0.37)

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share/unit amounts)

The Company has issued potentially dilutive instruments in the form of RSAs and the RSUs. The Company did not include any of these instruments in its calculation of diluted loss per share (on an as-converted basis) for the three and six months ended June 30, 2022 and 2021 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 11 for the issued, vested and unvested RSAs and RSUs. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of June 30,
	2022	2021
RSAs	19,081	30,766
RSUs	14,994	6,128
	34,075	36,894

NOTE 16 SUBSEQUENT EVENTS

Acquisitions

Subsequent to June 30, 2022, the Company completed acquisitions of several outpatient mental health practices. The allocation of purchase price, including any fair value of contingent consideration, to the assets acquired and liabilities assumed as of the acquisition dates have not been completed.

For acquisitions completed subsequent to June 30, 2022, total contractual consideration included cash consideration of $5,350, funded through credit facility financing, and contingent consideration with a maximum value of $3,950.

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

Our Business

We are dedicated to improving the lives of our patients by reimagining mental health through a disruptive, tech-enabled in-person and virtual care delivery model built to expand access and affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 5,226 licensed mental health clinicians as of June 30, 2022. We combine a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access to mental health treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

While the impact of the COVID-19 pandemic has increased stressors associated with mental health, we believe that a combination of factors contribute to our total patient visits and related revenue, including, among others, long-term trends in reduced stigmatization of mental health. Even before the pandemic, we saw the need to have a platform supported by leading technology to give us the ability to treat patients virtually or in-person. Our prior investment in our technology platform, most notably in our digital capabilities, became an essential component for continuing to deliver care to our patients during the pandemic. We observed an impact on appointments in mid-March 2020 as patients moved to shelter-at-home and increased cancellations. By the end of March 2020, appointments and visits had returned to normal levels. Since then, as the pandemic has surged and waned, we believe there has been some impact due to patient and clinician illness, resulting in cancelations of appointments, deferrals and fewer appointments initially scheduled. However, as we are unable to quantify deferrals or appointments that were not scheduled, we are unable to specifically measure the impact. Our clinician recruitment opportunities have also increased as a result of the pandemic, driven by an increase in clinician supply from those seeking more stable employment models. While we continue to take advantage of clinician recruitment opportunities, recent changes in the labor market dynamics driven by pandemic-related burnout have also impacted retention.

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

Our Clinicians

As of June 30, 2022, we employed 5,226 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. As our existing centers mature, we grow our physical capacity by leveraging our hybrid clinical model to increase our average clinicians per center, effectively expanding the four walls of our centers. Recruiting new clinicians and retaining existing clinicians in our existing centers enables us to see more patients per center by expanding our patient visit capacity. We believe our fully employed model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base—we estimate there are approximately 650,000 mental health clinicians in the United States, providing us with a meaningful runway to grow from our current base of 5,226 clinicians employed through our subsidiaries and affiliated practices, as of June 30, 2022. To capitalize on this opportunity, we have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and fulfill capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access to our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers and acquire additional clinicians through our acquisition strategy. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

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

Our Primary Care and Specialist Physician Referral Relationships

We have built a powerful patient referral network through partnerships with primary care physicians and specialist physician groups across the country. We deliver value to our provider partners by offering a more efficient referral base, delivering improved outcomes for our mutual patients, and enabling more integrated care and lower total health care costs. As we continue to scale nationally, we plan to partner with additional hospital systems, large primary care groups and other specialist groups to help streamline their mental health network needs and drive continued patient growth across our platform. Our vision over time is to further integrate our mental health care services with those of our medical provider partners. By co-locating and driving towards integration with primary care providers, we can enhance our clinician’s access to patients. We anticipate that we will continue to grow these relationships while evolving our offering toward a fully-integrated care model in which primary care and our mental health clinicians work together to develop and provide personalized treatment plans for shared patients. We believe these efforts will help to further align our model with that of other health care providers, increasing our value to them and driving new opportunities to partner to grow our patient base.

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

De Novo Builds

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing MSAs. From our inception in 2017 through June 30, 2022, we have successfully opened 294 de novo centers, including 68 de novo centers in 2022, 106 de novo centers in 2021 and 78 de novo centers in 2020. We believe there is a significant opportunity to use de novo center openings to address potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Total revenue	$209,527	$160,549	$412,622	$303,681
Revenue growth	31%	*	36%	*
Loss from operations	(60,472)	(47,045)	(125,323)	(47,926)
Center Margin	59,830	51,208	114,032	95,206
Net loss	(68,727)	(70,033)	(131,055)	(78,715)
Adjusted EBITDA	14,632	14,535	27,114	27,119

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Loss from operations	$(60,472)	$(47,045)	$(125,323)	$(47,926)
Adjusted for:
Depreciation and amortization	16,743	12,774	32,427	25,002
General and administrative expenses (1)	103,559	85,479	206,928	118,130
Center Margin	$59,830	$51,208	$114,032	$95,206
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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax provision (benefit), loss on remeasurement of contingent consideration, stock and unit-based compensation, management fees, transaction costs, offering related costs and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three and six months ended June 30, 2022 and 2021. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Net loss	$(68,727)	$(70,033)	$(131,055)	$(78,715)
Adjusted for:
Interest expense	7,133	23,174	10,574	31,806
Depreciation and amortization	16,743	12,774	32,427	25,002
Income tax provision (benefit)	923	(3,788)	(5,753)	(6,549)
Loss on remeasurement of contingent consideration	180	250	614	557
Stock and unit-based compensation expense	57,510	29,515	117,365	30,120
Management fees (1)	—	1,356	—	1,445
Transaction costs (2)	19	1,996	297	3,530
Offering related costs (3)	—	8,747	—	8,747
Endowment to the LifeStance Health Foundation	—	10,000	—	10,000
Other expenses (4)	851	544	2,645	1,176
Adjusted EBITDA	$14,632	$14,535	$27,114	$27,119
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Acquired center integration (1)	$615	$414	$1,213	$915
Former owner fees (2)	60	72	287	156
Other (3)	176	58	1,145	105
Total	$851	$544	$2,645	$1,176
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
(3)
Primarily includes severance expense unrelated to integration services.

Results of Operations

The following table sets forth a summary of our financial results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
TOTAL REVENUE	$209,527	$160,549	$412,622	$303,681
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	149,697	109,341	298,590	208,475
General and administrative expenses	103,559	85,479	206,928	118,130
Depreciation and amortization	16,743	12,774	32,427	25,002
Total operating expenses	$269,999	$207,594	$537,945	$351,607
LOSS FROM OPERATIONS	$(60,472)	$(47,045)	$(125,323)	$(47,926)
OTHER EXPENSE
Loss on remeasurement of contingent consideration	(180)	(250)	(614)	(557)
Transaction costs	(19)	(1,996)	(297)	(3,530)
Interest expense	(7,133)	(23,174)	(10,574)	(31,806)
Other expense	—	(1,356)	—	(1,445)
Total other expense	$(7,332)	$(26,776)	$(11,485)	$(37,338)
LOSS BEFORE INCOME TAXES	(67,804)	(73,821)	(136,808)	(85,264)
INCOME TAX (PROVISION) BENEFIT	(923)	3,788	5,753	6,549
NET LOSS	$(68,727)	$(70,033)	$(131,055)	$(78,715)

Total Revenue

Total revenue increased $49.0 million, or 31%, to $209.5 million for the three months ended June 30, 2022 from $160.5 million for the three months ended June 30, 2021. This was primarily due to an increase composed of $47.5 million of patient service revenue due to the increase in patient visits and $1.5 million of nonpatient revenue.

Total revenue increased $108.9 million, or 36%, to $412.6 million for the six months ended June 30, 2022 from $303.7 million for the six months ended June 30, 2021. This was primarily due to an increase composed of $106.5 million of patient service revenue due to the increase in patient visits and $2.4 million of nonpatient revenue.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $40.4 million, or 37%, to $149.7 million for the three months ended June 30, 2022 from $109.3 million for the three months ended June 30, 2021. This was primarily due to a $33.9 million increase in center-based compensation due to the increase in clinicians and visits and a $6.5 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in centers.

Center costs, excluding depreciation and amortization increased $90.1 million, or 43%, to $298.6 million for the six months ended June 30, 2022 from $208.5 million for the six months ended June 30, 2021. This was primarily due to a $75.1 million increase in center-based compensation due to the increase in clinicians and visits and a $15.0 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in centers.

General and administrative

General and administrative expenses increased $18.1 million, or 21%, to $103.6 million for the three months ended June 30, 2022 from $85.5 million for the three months ended June 30, 2021. This was primarily due to increases of $35.8 million in salaries, wages and employee benefits, which included an increase of $28.0 million in stock and unit-based compensation expense primarily relating to RSAs and the RSUs granted at the time of IPO and $1.4 million in occupancy costs, slightly offset by a decrease of $19.2 million in other operating expenses, including professional services and insurance related to our IPO.

General and administrative expenses increased $88.8 million, or 75%, to $206.9 million for the six months ended June 30, 2022 from $118.1 million for the six months ended June 30, 2021. This was primarily due to increases of $104.2 million in salaries, wages and employee benefits, which included an increase of $87.2 million in stock and unit-based compensation expense primarily relating to RSAs and the RSUs granted at the time of IPO and $3.5 million in occupancy costs and slightly offset by a decrease of $18.9 million in other operating expenses, including professional services and insurance related to our IPO.

Depreciation and amortization

Depreciation and amortization expense increased $3.9 million to $16.7 million for the three months ended June 30, 2022 from $12.8 million for the three months ended June 30, 2021. This was primarily due to the amortization of intangibles and depreciation during the periods.

Depreciation and amortization expense increased $7.4 million to $32.4 million for the six months ended June 30, 2022 from $25.0 million for the six months ended June 30, 2021. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Loss on remeasurement of contingent consideration

Loss on remeasurement of contingent consideration decreased $0.1 million to a $0.2 million loss for the three months ended June 30, 2022 from a $0.3 million loss for the three months ended June 30, 2021. This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Loss on remeasurement of contingent consideration increased $0.06 million to a $0.6 million loss for the six months ended June 30, 2022 from a $0.6 million loss for the six months ended June 30, 2021. This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Transaction costs

Transaction costs decreased $2.0 million to $0.02 million for the three months ended June 30, 2022 from $2.0 million for the three months ended June 30, 2021. Transaction costs decreased primarily due to lower fees related to corporate transactions.

Transaction costs decreased $3.2 million to $0.3 million for the six months ended June 30, 2022 from $3.5 million for the six months ended June 30, 2021. Transaction costs decreased primarily due to lower fees related to corporate transactions.

Interest Expense

Interest expense decreased $16.1 million to $7.1 million for the three months ended June 30, 2022 from $23.2 million for the three months ended June 30, 2021. This decrease was primarily due to lower borrowings outstanding during the period.

Interest expense decreased $21.2 million to $10.6 million for the six months ended June 30, 2022 from $31.8 million for the six months ended June 30, 2021. This decrease was primarily due to lower borrowings outstanding during the period.

Other Expense

Other expense decreased to $0 for the three months ended June 30, 2022 from $1.4 million for the three months ended June 30, 2021 primarily due to the termination of the management services as a result of our IPO during the second quarter of 2021.

Other expense decreased to $0 for the six months ended June 30, 2022 from $1.4 million for the six months ended June 30, 2021 primarily due to the termination of the management services as a result of our IPO during the second quarter of 2021.

Income Tax (Provision) Benefit

Income tax provision decreased $4.7 million to $0.9 million for the three months ended June 30, 2022 from a $3.8 million benefit for the three months ended June 30, 2021 primarily due to taxable loss and non-deductible equity awards for the three months ended June 30, 2022.

Income tax benefit decreased $0.8 million to $5.8 million for the six months ended June 30, 2022 from $6.5 million for the six months ended June 30, 2021 primarily due to taxable loss for the six months ended June 30, 2022.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under the 2022 Credit Agreement. We had cash and cash equivalents of $96.7 million and $148.0 million as of June 30, 2022 and December 31, 2021.

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

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2021 and June 30, 2022, there was an aggregate principal amount of $161.2 million outstanding under the May 2020 Credit Agreement and $211.0 million outstanding under the 2022 Credit Agreement, respectively. As of June 30, 2022, our non-cancellable future minimum operating third-party lease payments totaled $296.5 million, and our non-cancellable future minimum operating related-party lease payments totaled $4.4 million.

Debt

May 2020 Credit Agreement

On May 14, 2020 and in connection with the TPG Acquisition, LifeStance Health Holdings, Inc., one of our subsidiaries, entered into the May 2020 Credit Agreement. The May 2020 Credit Agreement provides for senior secured credit facilities in the form of (i) $37.5 million original and delayed draw principal amount of Closing Date Term B-1 Loans and $222.5 million original and delayed draw principal amount of Closing Date Term B-2 Loans, and (ii) $20.0 million of Revolving Commitments. On November 4, 2020, we entered into the First Amendment to the May 2020 Credit Agreement which, among other things, provided for incremental credit facilities in the form of $16.6 million original principal amount of First Amendment Term B-1 Loans and $98.4 million original principal amount of First Amendment Term B-2 Loans. On February 1, 2021, we entered into the Second Amendment to the Credit Agreement, which provided for incremental delayed draw term loans in the aggregate principal amount of $50.0 million. On April 30, 2021, we entered into the Third Amendment to the Credit Agreement, which provided for incremental delayed draw term loans in the aggregate principal amount of $70.0 million. On May 16, 2022, in connection with the closing of the 2022 Credit Agreement, the outstanding debt on the May 2020 Credit Agreement was repaid in full.

Borrowings under the May 2020 Credit Agreement were subject to variable interest rates determined at LIBOR plus 3.00% to 7.09%. We were required to make quarterly principal and interest payments through May 14, 2026. Under the terms of the May 2020 Credit Agreement, we were subject to a requirement to maintain a Total Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.00:1.00, which maximum level steps down to 7.25:1.00 beginning with the fiscal quarter ending June 30, 2022 and to 7.00:1.00 beginning with the fiscal quarter ending June 30, 2023. We were in compliance with the financial covenants since the inception of the May 2020 Credit Agreement through payoff.

2022 Credit Agreement

On May 4, 2022, LifeStance Health Holdings, Inc., one of our subsidiaries, entered into the 2022 Credit Agreement. The 2022 Credit Agreement establishes commitments in respect of a senior secured term loan facility of $200.0 million (the “Term Loan Facility”), a senior secured revolving loan facility of up to $50.0 million (the “Revolving Facility”) and a senior secured delayed draw term loan facility of up to $100.0 million (the “Delayed Draw Term Loan Facility”).

The loans under the Term Loan Facility and the Delayed Draw Term Loan Facility bear interest at a rate per annum equal to (x) adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus an applicable margin of 4.50% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus 1.00%) plus an applicable margin of 3.50%. The loans under the Revolving Facility bear interest at a rate per annum equal to (x) adjusted term SOFR plus an applicable margin of 3.25% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR plus 1.00%) plus an applicable margin of 2.25%.

The 2022 Credit Agreement also contains a maximum First Lien Net Leverage Ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such Test Period, in each case on a pro forma basis. As of June 30, 2022, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
(in thousands)
Net cash provided by (used in) operating activities	$11,141	$(7,006)
Net cash used in investing activities	(88,893)	(70,929)
Net cash provided by financing activities	26,409	335,293
Net (decrease) increase in cash and cash equivalents	$(51,343)	$257,358
Cash and cash equivalents, beginning of period	148,029	18,829
Cash and cash equivalents, end of period	$96,686	$276,187

Cash Flows Provided By (Used In) Operating Activities

During the six months ended June 30, 2022, operating activities provided $11.1 million of cash, primarily impacted by our $131.1 million net loss and $154.5 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $12.3 million. During the six months ended June 30, 2021, operating activities used $7.0 million of cash, primarily impacted by our $78.7 million net loss and $71.4 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $0.3 million.

Cash Flows Used In Investing Activities

During the six months ended June 30, 2022, investing activities used $88.9 million of cash, primarily resulting from our business acquisitions totaling $35.1 million and purchases of property and equipment of $53.8 million. During the six months ended June 30, 2021, investing activities used $70.9 million of cash, primarily resulting from our business acquisitions of $39.1 million and purchases of property and equipment of $31.8 million.

Cash Flows Provided By Financing Activities

During the six months ended June 30, 2022, financing activities provided $26.4 million of cash, resulting primarily from net borrowings of $228.0 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $181.2 million, a prepayment for the debt paydown under the May 2020 Credit Agreement of $1.6 million, payments of debt issue costs of $7.2 million and payments of contingent consideration of $11.1 million. During the six months ended June 30, 2021, financing activities provided $335.3 million of cash, resulting primarily from our IPO of net proceeds of $554.2 million, which is offset by unpaid deferred offering costs of $5.3 million, borrowings of $98.8 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $310.7 million, payments of debt issue costs of $2.4 million and payments of contingent consideration of $5.6 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of (i) LifeStance TopCo, L.P., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance TopCo, L.P. in which LifeStance TopCo, L.P. has an interest and is the primary beneficiary for the period prior to the completion of the IPO and (ii) LifeStance Health Group, Inc., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended June 30, 2022. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of June 30, 2022, we had an aggregate principal amount of $211.0 million under our credit facilities. As of June 30, 2022, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.1 million.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2021, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of June 30, 2022. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of June 30, 2022, our remediation measures are ongoing and include the following:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Severance and Change in Control Policy

On August 9, 2022, the Board approved a Severance and Change in Control Policy (the “Severance & CIC Policy”) pursuant to which certain employees of the Company and our subsidiaries selected by the Board or its delegate will be eligible to participate (each, an “Eligible Employee”), including each of our currently employed named executive officers, Michael K. Lester (President and Chief Executive Officer) and J. Michael Bruff (Chief Financial Officer and Treasurer) (the “Named Executive Officers”). The terms “Cause,” “Good Reason” and “Change in Control” referred to below are defined in the Severance & CIC Policy.

Under the Severance & CIC Policy, an Eligible Employee whose employment is terminated by the Company without Cause or who resigns for Good Reason (a “Qualifying Termination”), in either case other than during the period beginning six months before a Change in Control and ending 12 months after the Change in Control, will be eligible to receive the following severance benefits: (a) 12 months (the “Severance Period”) of continued base salary; (b) monthly payments during the Severance Period equal to the Eligible Employee’s premium costs for continued coverage under the Company’s health, dental and other insurance plans; and (c) for the Chief Executive Officer (“CEO”) only, a pro-rata portion of the CEO’s annual cash bonus for the year of termination based on actual performance, generally payable at the same time as annual bonuses are paid to our other executives.

Under the Severance & CIC Policy, if the Eligible Employee’s Qualifying Termination occurs during the period beginning six months before a Change in Control and ending 12 months after the Change in Control, the Eligible Employee will be eligible to receive the following severance benefits instead of the benefits described in the previous paragraph: (a) a lump sum payment equal to 12 months of the Eligible Employee’s base salary (or 24 months for the CEO); (ii) a lump sum amount equal to the Eligible Employee’s target annual bonus for the year of termination, (iii) 12 monthly payments (or 24 for the CEO) equal to the Eligible Employee’s premium costs for continued coverage under the Company’s health, dental and other insurance plans; and (iv) except to the extent that an award agreement or applicable employment agreement entered into before the effective date of the plan provides for more favorable vesting terms or the terms of an award agreement or employment agreement entered after the effective date of the plan provides otherwise (x) full acceleration of the vesting of all of the Eligible Employee’s unvested and outstanding time-based equity awards and performance-based equity awards originally granted on or after June 9, 2021 (it being understood that such performance-based awards shall be deemed earned at the Change in Control assuming target performance and shall thereafter be converted into time-based equity awards) and (y) vesting of the Eligible Employee’s unvested and outstanding performance-based equity awards originally granted prior to June 9, 2021 based on actual performance through the Change in Control.

Receipt and retention of any severance benefits provided under the Severance & CIC Policy will be conditioned on (i) the Eligible Employee signing a release of claims in favor of the Company and our affiliates and on (ii) the Eligible Employee’s continued compliance with all non-competition, non-solicitation and confidentiality obligations contained in any agreement between the Eligible Employee and the Company or any of our affiliates.

The Board or its delegate will administer the Severance & CIC Policy. The Company generally may amend or terminate the Severance & CIC Policy in our discretion without the consent of participants, except that we may not, without an Eligible Employee’s consent, alter the terms of the Severance & CIC Policy so as to affect materially and adversely the Eligible Employee’s rights under the Severance & CIC Policy.

The terms of the Severance and CIC Policy reflect recommendations from an independent compensation consultant to the compensation committee of the Board, following a review of various executive compensation policies including the level of cash severance and equity treatment for a not-for-cause termination and a termination following a change in control, in accordance with market-based pay practices.

The foregoing is only a summary of the Severance & CIC Policy and is qualified in its entirety by reference to the full and complete terms of the Severance & CIC Policy, a copy of which is attached to this Periodic Report on Form 10-Q as Exhibit 10.6 and is incorporated herein by reference.

Base Salary and Target Bonus Increases

On August 8, 2022, the compensation committee of the Board approved an increase to the base salary for Mr. Lester (to $611,200 per year) retroactive to July 1, 2022. The compensation committee of the Board also approved an increase to Mr. Lester’s target annual bonus to 100% of his annual base salary (as in effect at the end of the year), effective for 2022. These adjustments reflect recommendations from an independent compensation consultant to the compensation committee of the Board, following a review of various executive compensation policies including the level of cash compensation and total direct compensation, in accordance with market-based pay practices.

Item 6. Exhibits.

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Credit Agreement, dated as of May 4, 2022, among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association					X
10.2*+	Separation and General Release Agreement, dated as of May 22, 2022, between LifeStance Health Group, Inc. and Gwendolyn Booth					X
10.3*+	Independent Contractor Agreement, dated as of July 1, 2022, between LifeStance Health Group, Inc. and Gwendolyn Booth					X
10.4*+	Amendment to Restricted Stock Unit Award Agreement, dated as of June 30, 2022, between LifeStance Health Group, Inc. and Gwendolyn Booth					X
10.5*	Amendment to Stock Transfer Restriction Agreement, dated as of June 30, 2022, between LifeStance Health Group, Inc. and Gwendolyn Booth					X
10.6*+	Severance and Change in Control Policy					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeStance Health Group, Inc.

Date: August 10, 2022	By:	/s/ J. Michael Bruff
J. Michael Bruff
Chief Financial Officer and Treasurer (principal financial and accounting officer)