Form 10-Q
period 2022-09-30
LifeStance Health Group, Inc.
filed 2022-11-09
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 375,986,406 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended September 30, 2022

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	September 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$90,336	$148,029
Patient accounts receivable, net	113,284	76,078
Prepaid expenses and other current assets	48,967	42,413
Total current assets	252,587	266,520
NONCURRENT ASSETS
Property and equipment, net	193,393	152,242
Intangible assets, net	272,473	300,355
Goodwill	1,249,793	1,204,544
Other noncurrent assets	11,416	3,448
Total noncurrent assets	1,727,075	1,660,589
Total assets	$1,979,662	$1,927,109
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,947	$14,152
Accrued payroll expenses	61,576	60,002
Other accrued expenses	29,303	26,510
Current portion of contingent consideration	10,816	14,123
Other current liabilities	2,630	1,965
Total current liabilities	112,272	116,752
NONCURRENT LIABILITIES
Long-term debt, net	212,042	157,416
Other noncurrent liabilities	66,956	50,325
Contingent consideration, net of current portion	1,481	3,307
Deferred tax liability, net	55,408	54,281
Total noncurrent liabilities	335,887	265,329
Total liabilities	$448,159	$382,081
COMMITMENTS AND CONTINGENCIES (see Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of September 30, 2022 and December 31, 2021; 376,042 and 374,255 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,761	3,743
Additional paid-in capital	2,050,537	1,898,357
Accumulated other comprehensive income	3,185	—
Accumulated deficit	(525,980)	(357,072)
Total stockholders' equity	1,531,503	1,545,028
Total liabilities and stockholders’ equity	$1,979,662	$1,927,109

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TOTAL REVENUE	$217,560	$173,835	$630,182	$477,516
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	157,267	121,783	455,857	330,258
General and administrative expenses	81,248	162,943	288,176	281,073
Depreciation and amortization	17,884	13,777	50,311	38,779
Total operating expenses	$256,399	$298,503	$794,344	$650,110
LOSS FROM OPERATIONS	$(38,839)	$(124,668)	$(164,162)	$(172,594)
OTHER INCOME (EXPENSE)
Gain (loss) on remeasurement of contingent consideration	1,176	(906)	562	(1,463)
Transaction costs	(210)	(126)	(507)	(3,656)
Interest expense	(4,189)	(3,503)	(14,763)	(35,309)
Other expense	(144)	—	(144)	(1,445)
Total other expense	$(3,367)	$(4,535)	$(14,852)	$(41,873)
LOSS BEFORE INCOME TAXES	(42,206)	(129,203)	(179,014)	(214,467)
INCOME TAX BENEFIT	4,353	8,751	10,106	15,300
NET LOSS	$(37,853)	$(120,452)	$(168,908)	$(199,167)
Accretion of Redeemable Class A units	—	—	—	(36,750)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS/MEMBERS	$(37,853)	$(120,452)	$(168,908)	$(235,917)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.11)	(0.35)	(0.48)	(0.73)
Weighted-average shares used to compute basic and diluted net loss per share	357,520	343,394	354,057	321,283

NET LOSS	$(37,853)	$(120,452)	$(168,908)	$(199,167)
OTHER COMPREHENSIVE INCOME
Unrealized gains on cash flow hedge, net of tax	3,185	—	3,185	—
COMPREHENSIVE LOSS	$(34,668)	$(120,452)	$(165,723)	$(199,167)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2022	376,181	$3,763	$2,015,665	$—	$(488,127)	$1,531,301
Net loss	—	—	—	—	(37,853)	(37,853)
Issuance of common stock upon vesting of restricted stock units	46	—	—	—	—	—
Forfeitures	(185)	(2)	(863)	—	—	(865)
Other comprehensive income	—	—	—	3,185	—	3,185
Stock-based compensation expense	—	—	35,735	—	—	35,735
Balances at September 30, 2022	376,042	$3,761	$2,050,537	$3,185	$(525,980)	$1,531,503

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2021	374,149	$3,742	$1,669,480	$(128,590)	$1,544,632
Net loss	—	—	—	(120,452)	(120,452)
Stock-based compensation expense	—	—	120,689	—	120,689
Balances at September 30, 2021	374,149	$3,742	$1,790,169	$(249,042)	$1,544,869

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$—	$(357,072)	$1,545,028
Net loss	—	—	—	—	(168,908)	(168,908)
Issuance of common stock upon vesting of restricted stock units	2,000	20	(57)	—	—	(37)
Forfeitures	(213)	(2)	(1,048)	—	—	(1,050)
Other comprehensive income	—	—	—	3,185	—	3,185
Stock-based compensation expense	—	—	153,285	—	—	153,285
Balances at September 30, 2022	376,042	$3,761	$2,050,537	$3,185	$(525,980)	$1,531,503

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS'/MEMBERS’ EQUITY

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

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(168,908)	$(199,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,311	38,779
Stock and unit-based compensation	152,235	150,809
Loss on debt extinguishment	3,380	5,620
Amortization of discount and debt issue costs	1,351	1,498
(Gain) loss on remeasurement of contingent consideration	(562)	1,463
Loss on disposal of assets	144	—
Endowment of shares to LifeStance Health Foundation	—	9,000
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(34,606)	(20,711)
Prepaid expenses and other current assets	(5,811)	(32,888)
Accounts payable	1,109	(4,613)
Accrued payroll expenses	(588)	15,910
Other accrued expenses	18,816	13,085
Net cash provided by (used in) operating activities	$16,871	$(21,215)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(68,871)	(55,815)
Acquisitions of businesses, net of cash acquired	(40,294)	(58,699)
Net cash used in investing activities	$(109,165)	$(114,514)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters discounts and commissions and deferred offering costs	—	548,905
Issuance of common units to new investors	—	1,000
Proceeds from long-term debt, net of discount	237,474	98,800
Payments of debt issue costs	(7,266)	(2,360)
Payments of long-term debt	(181,230)	(311,060)
Prepayment for debt paydown	(1,609)	—
Payments of contingent consideration	(12,290)	(6,262)
Taxes related to net share settlement of equity awards	(478)	—
Net cash provided by financing activities	$34,601	$329,023
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57,693)	193,294
Cash and Cash Equivalents - Beginning of period	148,029	18,829
CASH AND CASH EQUIVALENTS – END OF PERIOD	$90,336	$212,123
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,518	$28,217
Cash paid for taxes, net of refunds	$1,780	$908
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through capital leases	$264	$14
Contingent consideration incurred in acquisitions of businesses	$7,719	$5,514
Acquisition of property and equipment included in liabilities	$8,607	$8,936
Issuance of common units for acquisitions of businesses	$—	$1,486

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, there have been no significant changes to these policies other than the additions to the stock and unit-based compensation policy further described below.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at September 30, 2022 and December 31, 2021.

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

Beginning in 2022, the Company granted stock options to certain employees, which generally vest as one-third (1/3) of the underlying shares based on continued service over four years, with 25% of the time-based option shares vesting each year, and as to two-thirds (2/3) of the underlying shares subject to market-based vesting conditions over four years, with 25% of the market-based option shares vesting each year subject to attainment of specified performance thresholds. Options generally expire ten years from the date of grant. The exercise price for each stock option award is equal to the closing price of a share of the Company's common stock on the grant date of the award.

For stock option awards issued with only time-based vesting conditions, the fair value is estimated on the date of grant using a Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield.

For stock option awards issued with time- and market-based vesting conditions, the grant date fair value is determined through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility and the risk-free interest rate as of the valuation date, corresponding to the length of the time remaining in the performance period, and expected dividend yield. The expected term represents the derived service period for the respective tranches, which is the longer of the specified service period or the period in which the market conditions are expected to be met.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and also issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2020-02, and ASU 2020-05 (collectively, “ASC 842”). ASC 842 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. ASC 842 is effective for private entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, inclusive of a one year deferral provided by ASU 2020-05. ASC 842 must be adopted using a modified retrospective method and early adoption is permitted. The Company is in the process of determining the impact of the adoption of ASC 842 on the Company’s consolidated financial statements and disclosures. The Company has organized an implementation group to ensure the completeness of its lease information, analyze the appropriate classification of leases under the new standard, implement a leasing software system and develop new processes to execute, approve and classify leases on an ongoing basis. However, given the Company’s current operating lease portfolio (see Note 13 and Note 14) the Company expects the recognition of the right-of-use assets and lease liabilities to have a material impact on the Company’s consolidated balance sheets.

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

NOTE 3 ACQUISITIONS

During the three and nine months ended September 30, 2022 and 2021, the Company completed the acquisitions of 3, 6, 9 and 17 outpatient mental health practices, respectively. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash consideration	$5,099	$21,108	$41,024	$62,420
Cash consideration to be paid	251	—	251	325
Contingent consideration, at initial fair value	2,036	2,775	7,719	5,514
Class A-2 common units	—	—	—	1,486
Total consideration transferred	$7,386	$23,883	$48,994	$69,745

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
Allocation of Purchase Price	2022	2021	2022	2021
Cash	$173	$820	$1,024	$2,868
Patient accounts receivable	649	963	1,842	4,762
Property and equipment	26	89	79	783
Prepaid expenses and other current assets	351	86	581	313
Other noncurrent assets	10	73	66	164
Intangible assets	589	1,260	2,272	4,321
Goodwill	6,394	22,198	45,621	63,485
Total assets acquired	8,192	25,489	51,485	76,696
Total liabilities assumed	806	1,606	2,491	6,951
Fair value of net assets	$7,386	$23,883	$48,994	$69,745

The fair value of assets and liabilities other than intangible assets approximate the carrying amounts as of acquisition dates.

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Regional trade names (1)	$362	$775	$1,259	$2,691
Non-competition agreements (2)	227	485	1,013	1,630
Total	$589	$1,260	$2,272	$4,321
(1)
Useful lives for regional trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 6).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
Contingent consideration	2022	2021	2022	2021
Maximum contingent consideration based on acquisition agreements	$3,950	$3,400	$11,150	$6,750

Goodwill

Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to the assembled workforce, customer and payor relationships and anticipated synergies and economies of scale expected from the integration of the businesses. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition. Goodwill deductible for tax purposes is $42,485 from the acquisitions in 2022.

NOTE 4 INTANGIBLE ASSETS

Intangible assets consist of the following:

September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$35,676	$(14,884)	$20,792	5.0
LifeStance trade names	235,500	(24,941)	210,559	22.5
Non-competition agreements	93,763	(52,641)	41,122	4.2
Total intangible assets	$364,939	$(92,466)	$272,473

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$34,417	$(9,633)	$24,784	5.0
LifeStance trade names	235,500	(17,090)	218,410	22.5
Non-competition agreements	92,750	(35,589)	57,161	4.2
Total intangible assets	$362,667	$(62,312)	$300,355

Gross carrying amount is based on the fair value of the intangible assets determined at acquisitions. Total intangible asset amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$10,204	$9,812	$30,154	$29,135

NOTE 5 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$146,563	$87,807
Computers and peripherals	28,605	22,038
Furniture, fixtures and equipment	35,714	20,286
Medical equipment	951	1,018
Construction in process	20,987	40,619
Total	$232,820	$171,768
Less: Accumulated depreciation	(39,427)	(19,526)
Total property and equipment, net	$193,393	$152,242

Depreciation expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$7,680	$3,965	$20,157	$9,644

NOTE 6 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of September 30, 2022 and December 31, 2021.

Valuation Technique	Range of Significant Assumptions
		September 30, 2022	December 31, 2021
Probability-weighted analysis	Probability	0% - 100%	50% - 100%
based earn-outs	Discount rate	6.00%	8.60%

As of September 30, 2022 and December 31, 2021, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. See Note 14 for discussion of payment of contingent consideration made related to acquisitions, fair value adjustments, and a roll-forward of the contingent consideration balance from the prior year.

As disclosed in Note 3, the Company acquired several outpatient mental health practices during the three and nine months ended September 30, 2022 and 2021. The values of net tangible assets acquired, and the resulting goodwill and other intangible assets, were recorded at fair value. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were estimated by management or with the assistance of a third-party valuation expert primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. The Company developed estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the periods presented.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of September 30, 2022, the notional value was $189,000. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

The Company used the income approach to value the derivative for the interest rate swap using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. This derivative instrument (interest rate swap) is designated and qualifies as a cash flow hedge, with the entire gain or loss on the derivative reported as a component of other comprehensive income. Amounts recorded in accumulated other comprehensive income are released to earnings in the same period that the hedged transaction impacts consolidated earnings within interest expense. The cash flows from the derivative treated as a cash flow hedge is classified in the Company’s consolidated statements of cash flows in the same category as the item being hedged.

The following table summarizes the location of the interest rate swap in the consolidated balance sheets as of September 30, 2022:

	Consolidated balance sheets location	September 30, 2022
Interest rate swap	Other noncurrent assets	$4,311

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

September 30, 2022	Level 1	Level 2	Level 3	Total
Financial Instrument
Interest rate swap asset	$—	$4,311	$—	$4,311
Contingent consideration liability	$—	$—	$12,297	$12,297

December 31, 2021	Level 1	Level 2	Level 3	Total
Financial Instrument
Contingent consideration liability	$—	$—	$17,430	$17,430

NOTE 7 GOODWILL

Goodwill consists of the following:

Amount
Balance as of December 31, 2021	$1,204,544
Business acquisitions (Note 3)	45,621
Measurement period adjustments	(372)
Balance as of September 30, 2022	$1,249,793

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

On May 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto. The 2022 Credit Agreement established commitments in respect of a term loan facility of $200,000, a revolving loan facility of up to $50,000 and a delayed draw term loan facility of up to $100,000. The commitments under the term loan facility and the revolving facility were available to be drawn on May 16, 2022. The Company borrowed $200,000 in term loans on that date, with a maturity date of May 16, 2028. On June 29, 2022, the Company drew $11,000 from the revolving loan and on July 5, 2022, the Company converted the outstanding balance on the revolving loan to a delayed draw term loan with a maturity date of May 16, 2028. The remaining commitments under the delayed draw term loan facility are scheduled to terminate on the second anniversary of May 16, 2022. The loans under the term loan facility and the delayed draw term loan facility bear interest at a rate per annum equal to (x) adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus an applicable margin of 4.50% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus 1.00%) plus an applicable margin of 3.50%. The term loans are collateralized by substantially all of the assets of the Company. The revolving loan has interest only payments until the maturity date of May 16, 2027.

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

In September 2022, the Company drew $3,500 from the aforementioned delayed draw term loan commitment.

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at September 30, 2022 and December 31, 2021.

Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
Term loans	$200,000	$70,665
Delayed Draw loans	14,500	90,565
Revolving loan	6,000	—
Total long-term debt	220,500	161,230
Less: Current portion of long-term debt	(2,145)	(1,323)
Less: Unamortized discount and debt issue costs (1)	(6,313)	(2,491)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$212,042	$157,416
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$4,189	$3,503	$14,763	$35,309

Future principal payments on long-term debt are as follows:

Year Ended December 31,	Amount
Remainder of 2022	$536
2023	2,145
2024	2,145
2025	2,145
2026	2,145
Thereafter	211,384
Total	$220,500

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at September 30, 2022 and December 31, 2021 was $210,426 and $186,497, respectively.

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

In September 2022, the Company drew $6,000 from the aforementioned revolving loan under the 2022 Credit Agreement.

NOTE 9 TOTAL REVENUE

The Company’s total revenue is dependent on a series of contracts with third-party payors, which is typical for providers in the health care industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors, which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$196,013	91%	$158,035	91%	$568,683	91%	$433,684	91%
Government	9,648	4%	8,731	5%	27,544	4%	20,942	4%
Self-pay	9,489	4%	5,948	3%	26,587	4%	19,230	4%
Total patient service revenue	215,150	99%	172,714	99%	622,814	99%	473,856	99%
Nonpatient service revenue	2,410	1%	1,121	1%	7,368	1%	3,660	1%
Total	$217,560	100%	$173,835	100%	$630,182	100%	$477,516	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Top one payor	19%	19%	19%	19%
Top two payor	14%	18%	14%	17%
Top three payor	—	12%	—	13%

NOTE 10 INCOME TAXES

The benefit for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Benefit for income taxes	$4,353	$8,751	$10,106	$15,300

The effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective tax rate	10.3%	6.8%	5.6%	7.1%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. The Company had a valuation allowance of $239 and $0 as of September 30, 2022 and December 31, 2021, respectively.

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

The maximum number of shares of the Company’s common stock that may be delivered in satisfaction of awards under the 2021 Equity Incentive Plan was initially reserved at 47,037 shares. The share pool will automatically increase on January 1 of each year through and including 2031 by the lesser of (i) five percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year. On January 1, 2022, the number of shares of common stock reserved and available for issuance under the 2021 Equity Incentive Plan increased by 18,713 shares.

Restricted Stock

The RSAs were issued as part of the Organizational Transactions (see Note 1).

The following is a summary of RSA transactions as of and for the nine months ended September 30, 2022:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	23,501	$11.98
Vested	(5,916)	11.98
Forfeited	(213)	11.98
Unvested, September 30, 2022	17,372	$11.98

Restricted Stock Units

The RSUs were granted in connection with the IPO and subsequent to the IPO. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

The following is a summary of RSU transactions as of and for the nine months ended September 30, 2022:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	6,031	$17.95
Granted	11,826	8.53
Vested	(2,000)	17.53
Canceled and forfeited	(1,413)	8.53
Outstanding, September 30, 2022	14,444	$10.66

Stock Options

The following is a summary of stock option activity as of and for the nine months ended September 30, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	—	$—	—	$—
Granted	12,226	7.61
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2022	12,226	$7.61	9.94	$—
Vested or expected to vest at September 30, 2022	12,226	$7.61	9.94	$—

The total grant-date fair value of stock options granted during the nine months ended September 30, 2022 was $52,979.

The Company estimated the fair value of stock option grants with time-based vesting conditions using a Black-Scholes option-pricing model with the following assumptions presented on a weighted-average basis:

Nine Months Ended September 30, 2022
Risk-free interest rate	3.22%
Volatility	55.00%
Expected term (years)	6.25
Expected dividend yield	0.00%
Estimated fair value	$4.24

The Company estimated the fair value of stock option grants with time- and market-based vesting conditions using a Monte Carlo simulation that incorporate estimates of the potential outcomes of the market condition on the grant with the following assumptions:

Nine Months Ended September 30, 2022
Risk-free interest rate	3.22%
Volatility	55.00%
Expected service period (years)	2.76
Expected dividend yield	0.00%
Weighted-average fair value per option granted	$4.38

Stock and Unit-Based Compensation Expense

The Company recognized stock and unit-based compensation expense related to RSAs, RSUs, stock options, and the Class B Profits Interests within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock and unit-based compensation expense	$34,870	$120,689	$152,235	$150,809

As of September 30, 2022, the Company had $200,893 in unrecognized compensation expense related to all non-vested awards (RSAs, RSUs and stock options) that will be recognized over the weighted-average remaining service period of 1.9 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits the grant to eligible employees of the Company and its participating subsidiaries of options to purchase shares of the Company’s common stock.

The aggregate number of shares of the Company common stock initially available for purchase pursuant to the exercise of options under the ESPP was 6,817 shares, plus an automatic annual increase, as of January 1 of each year beginning in 2022 and continuing through and including 2031, equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year, up to a maximum of 42,500 shares of the Company’s common stock in the aggregate. On January 1, 2022, the number of shares of common stock reserved and available for issuance under the ESPP increased by 3,743 shares. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the grant date or the exercise date.

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

As of September 30, 2022, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 12 STOCKHOLDERS’/MEMBERS’ EQUITY

Common Stock – Post-IPO

As discussed in Note 1, upon completion of the Company’s IPO in June 2021, the Company sold 32,800 shares of common stock at an offering price of $18.00 per share.

In connection with the IPO, the Company increased its authorized shares from 1 to 800,000 shares of common stock, par value $0.01 per share.

Common Units - Pre-IPO

The former chief executive officer (“Former CEO”) had 35,000 redeemable Class A units outstanding prior to the completion of the IPO. The Former CEO had the right, upon termination for any reason other than proper cause, to put his redeemable Class A units back to the partnership at fair value (“Put Right”). The Former CEO (or permitted transferee) shall have this Put Right also upon death or disability. As this was both outside of the Company’s control and probable to eventually occur, the redeemable Class A units subject to this Put Right were classified as mezzanine equity and carried at fair value (i.e., redemption price). There was a change to the fair value during the nine months ended September 30, 2021 of $36,750 resulting from a change in the probability assumption of an IPO. On June 9, 2021, the redeemable Class A units were converted into 10,234 shares of the Company’s common stock.

Class A-1 Common Units had equal voting rights. Class A-2 and Class B Common Units were nonvoting units.

Preferred Stock

In connection with the Company’s IPO, the Company authorized the issuance of 25,000 shares of its preferred stock, par value $0.01 per share. There are no shares of preferred stock outstanding as of September 30, 2022 and December 31, 2021.

NOTE 13 RELATED PARTY TRANSACTIONS

The Company leases 19 office facilities under operating leases with related parties expiring through 2030. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total related-party rent expense included in center costs, excluding depreciation and amortization in the unaudited consolidated statements of operations and comprehensive loss amounted to:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rent expense	$397	$809	$1,175	$2,006

A summary of non-cancelable future minimum operating lease payments under these leases as of September 30, 2022 is as follows:

Year Ended December 31,	Amount
Remainder of 2022	$421
2023	1,604
2024	1,489
2025	1,513
2026	539
Thereafter	503
Total	$6,069

In addition, management fees to TPG and certain executives of the Company were identified as related party transactions. For the nine months ended September 30, 2021, the Company incurred related-party management fees of $1,445. As a result of the Company’s IPO, the Company terminated its management services agreement in the second quarter of 2021, and no management fees were recognized subsequent to the IPO.

As part of the 2022 Credit Agreement restructuring, TPG provided arrangement and structuring services. The Company incurred related party fees of $4,375 during the nine months ended September 30, 2022 included within debt issue costs.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Contingent Consideration relating to Acquisitions

For the nine months ended September 30, 2022, there were post-closing payments contingent upon the future performance of the Company’s recently acquired targets achieving certain agreed-upon performance metrics. Contingent consideration is recorded at fair value and was recognized in the purchase price allocation (see Note 3) of the acquired company.

The following table presents changes to the Company’s contingent consideration balance:

	September 30, 2022	December 31, 2021
Beginning balance	$17,430	$16,414
Additions related to acquisitions	7,719	10,685
Payments of contingent consideration	(12,290)	(12,279)
(Gain) loss on remeasurement	(562)	2,610
Ending balance	$12,297	$17,430

Leases with Third Parties

The Company leases its office facilities under operating leases expiring through 2032. The leases provide for monthly minimum rent payments, and some include renewal options for additional terms. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Total third-party rent expense amounted to as follows in the unaudited consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Center costs, excluding depreciation and amortization	$13,421	$8,302	$36,439	$21,878
General and administrative expenses	405	127	683	655
Total rent expense	$13,826	$8,429	$37,122	$22,533

A summary of non-cancellable future minimum third-party operating lease payments under these leases as of September 30, 2022 is as follows:

Year Ended December 31,	Amount
Remainder of 2022	$14,449
2023	59,245
2024	56,750
2025	53,070
2026	46,583
Thereafter	68,862
Total	$298,959

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of September 30, 2022 and December 31, 2021.

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

On August 10, 2022, a shareholder class action lawsuit captioned Nayani v. LifeStance Health Group, Inc., et al. was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain executives and board members (the “LifeStance Defendants”), as well as the underwriters of the Company’s initial public offering (the “IPO”) (collectively, “Defendants”). The lawsuit alleges, in part, that the Defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”) because the IPO registration statement purportedly contained inaccurate and misleading statements and/or failed to disclose certain facts concerning patient visits and clinician retention. The lawsuit also asserts that the LifeStance Defendants violated Section 15 of the Securities Act because they are control persons of the Company. The lawsuit seeks unspecified monetary damages and purports to represent all shareholders who purchased the Company’s common stock pursuant to the IPO registration statement. Under the Private Securities Litigation Reform Act, applications to become lead plaintiff and lead counsel were due by October 11, 2022. The process to select a lead plaintiff is ongoing. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of September 30, 2022.

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

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss available to common stockholders'/members'	$(37,853)	$(120,452)	$(168,908)	$(235,917)
Weighted-average shares used to compute basic and diluted net loss per share	357,520	343,394	354,057	321,283
Net loss per share, basic and diluted	$(0.11)	$(0.35)	$(0.48)	$(0.73)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share (on an as-converted basis) for the three and nine months ended September 30, 2022 and 2021 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 11 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of September 30,
	2022	2021
RSAs	17,372	30,749
RSUs	14,444	6,208
Stock options	12,226	—
	44,042	36,957

NOTE 16 SUBSEQUENT EVENTS

Acquisitions

Subsequent to September 30, 2022, the Company completed acquisitions of several outpatient mental health practices. The allocation of purchase price, including any fair value of contingent consideration, to the assets acquired and liabilities assumed as of the acquisition dates have not been completed.

For acquisitions completed subsequent to September 30, 2022, total contractual consideration included cash consideration of $18,740, funded through credit facility financing, and contingent consideration with a maximum value of $2,475.

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

Our Business

We are dedicated to improving the lives of our patients by reimagining mental health through a disruptive, tech-enabled in-person and virtual care delivery model built to expand access and affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 5,431 licensed mental health clinicians as of September 30, 2022. We combine a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access to mental health treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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
•
Primary care and specialist physicians - We collaborate with primary care and specialist physicians to enhance patient care. Primary care is an important setting for the treatment of mental health conditions—primary care physicians are often the sole contact for patients with a mental illness. We partner with primary care physicians and specialist physician groups across the country to provide a mental healthcare network for referrals and, in certain instances, through co-location to improve the diagnosis and treatment of their patients. Our measurable patient outcomes also provide primary care and specialist physicians with a valuable, validated treatment path to improve the overall health of our mutual patients.

COVID-19 Impact

With the COVID-19 pandemic placing an unprecedented strain on daily life, existing trends in mental health care have worsened dramatically since the beginning of the pandemic. The pandemic and post-pandemic measures have resulted in dramatically increasing stressors and leading to poorer overall mental and physical health.

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

We believe COVID-19 represents a paradigm shift in the importance of and focus on mental health care. We have seen significant increase in patient demand as well as payor and employer adoption of mental health coverage options during the pandemic and it is now integrated into health care offerings more than ever before. However, as the pandemic has surged and waned, we believe there has been some impact on our operations due to patient and clinician illness, resulting in cancellations of appointments, deferrals and fewer appointments initially scheduled.

Key Factors Affecting Our Results

Expanding Center Capacity and Visits Within Existing Centers

We have built a powerful organic growth engine that enables us to drive growth within our existing footprint.

Our Clinicians

As of September 30, 2022, we employed 5,431 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. As our existing centers mature, we grow our physical capacity by leveraging our hybrid clinical model to increase our average clinicians per center, effectively expanding the four walls of our centers. Recruiting new clinicians and retaining existing clinicians in our existing centers enables us to see more patients per center by expanding our patient visit capacity. We believe our fully employed model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base—we estimate there are approximately 650,000 mental health clinicians in the United States, providing us with a meaningful runway to grow from our current base of 5,431 clinicians employed through our subsidiaries and affiliated practices, as of September 30, 2022. To capitalize on this opportunity, we have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and fulfill capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access to our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers and acquire additional clinicians through our acquisition strategy. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

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

De Novo Builds

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing MSAs. From our inception in 2017 through September 30, 2022, we have successfully opened 307 de novo centers, including 81 de novo centers in 2022, 106 de novo centers in 2021 and 78 de novo centers in 2020. We believe there is a significant opportunity to use de novo center openings to address potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Total revenue	$217,560	$173,835	$630,182	$477,516
Revenue growth	25%	70%	32%	*
Loss from operations	(38,839)	(124,668)	(164,162)	(172,594)
Center Margin	60,293	52,052	174,325	147,258
Net loss	(37,853)	(120,452)	(168,908)	(199,167)
Adjusted EBITDA	15,379	10,694	42,493	37,813

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Loss from operations	$(38,839)	$(124,668)	$(164,162)	$(172,594)
Adjusted for:
Depreciation and amortization	17,884	13,777	50,311	38,779
General and administrative expenses (1)	81,248	162,943	288,176	281,073
Center Margin	$60,293	$52,052	$174,325	$147,258

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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax benefit, gain (loss) on remeasurement of contingent consideration, stock and unit-based compensation, management fees, transaction costs, offering related costs, CEO transition costs, litigation costs, and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three and nine months ended September 30, 2022 and 2021. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Net loss	$(37,853)	$(120,452)	$(168,908)	$(199,167)
Adjusted for:
Interest expense	4,189	3,503	14,763	35,309
Depreciation and amortization	17,884	13,777	50,311	38,779
Income tax benefit	(4,353)	(8,751)	(10,106)	(15,300)
(Gain) loss on remeasurement of contingent consideration	(1,176)	906	(562)	1,463
Stock and unit-based compensation expense	34,870	120,689	152,235	150,809
Management fees (1)	—	—	—	1,445
Loss on disposal of assets	144	—	144	—
Transaction costs (2)	210	126	507	3,656
Offering related costs (3)	—	—	—	8,747
Endowment to the LifeStance Health Foundation	—	—	—	10,000
CEO transition costs	494	—	494	—
Litigation costs (4)	104	—	104	—
Other expenses (5)	866	896	3,511	2,072
Adjusted EBITDA	$15,379	$10,694	$42,493	$37,813
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
(4)
Litigation costs include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case, (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy.
(5)
Primarily includes costs incurred to consummate or integrate acquired centers, certain of which are wholly-owned and certain of which are affiliated practices, in addition to the fees paid to former owners of acquired centers and related expenses that are not reflective of the ongoing operating expenses of our centers. Acquired center integration and other are components of general and administrative expenses included in our unaudited consolidated statements of operations and comprehensive loss. Former owner fees is a component of center costs, excluding depreciation and amortization included in our unaudited consolidated statements of operations and comprehensive loss. These costs are summarized for each period in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Acquired center integration (1)	$641	$755	$1,854	$1,670
Former owner fees (2)	49	106	336	262
Other (3)	176	35	1,321	140
Total	$866	$896	$3,511	$2,072
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
(3)
Primarily includes severance expense unrelated to integration services.

Results of Operations

The following table sets forth a summary of our financial results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
TOTAL REVENUE	$217,560	$173,835	$630,182	$477,516
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	157,267	121,783	455,857	330,258
General and administrative expenses	81,248	162,943	288,176	281,073
Depreciation and amortization	17,884	13,777	50,311	38,779
Total operating expenses	$256,399	$298,503	$794,344	$650,110
LOSS FROM OPERATIONS	$(38,839)	$(124,668)	$(164,162)	$(172,594)
OTHER INCOME (EXPENSE)
Gain (loss) on remeasurement of contingent consideration	1,176	(906)	562	(1,463)
Transaction costs	(210)	(126)	(507)	(3,656)
Interest expense	(4,189)	(3,503)	(14,763)	(35,309)
Other expense	(144)	—	(144)	(1,445)
Total other expense	$(3,367)	$(4,535)	$(14,852)	$(41,873)
LOSS BEFORE INCOME TAXES	(42,206)	(129,203)	(179,014)	(214,467)
INCOME TAX BENEFIT	4,353	8,751	10,106	15,300
NET LOSS	$(37,853)	$(120,452)	$(168,908)	$(199,167)

Total Revenue

Total revenue increased $43.8 million, or 25%, to $217.6 million for the three months ended September 30, 2022 from $173.8 million for the three months ended September 30, 2021. This was primarily due to an increase composed of $42.5 million of patient service revenue due to the increase in patient visits and $1.3 million of nonpatient revenue.

Total revenue increased $152.7 million, or 32%, to $630.2 million for the nine months ended September 30, 2022 from $477.5 million for the nine months ended September 30, 2021. This was primarily due to an increase composed of $149.0 million of patient service revenue due to the increase in patient visits and $3.7 million of nonpatient revenue.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $35.5 million, or 29%, to $157.3 million for the three months ended September 30, 2022 from $121.8 million for the three months ended September 30, 2021. This was primarily due to a $30.1 million increase in center-based compensation due to the increase in clinicians and visits and a $5.4 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in centers.

Center costs, excluding depreciation and amortization increased $125.6 million, or 38%, to $455.9 million for the nine months ended September 30, 2022 from $330.3 million for the nine months ended September 30, 2021. This was primarily due to a $105.2 million increase in center-based compensation due to the increase in clinicians and visits and a $20.4 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in centers.

General and administrative expenses

General and administrative expenses decreased $81.7 million, or 50%, to $81.2 million for the three months ended September 30, 2022 from $162.9 million for the three months ended September 30, 2021. This was primarily due to a decrease of $83.7 million in salaries, wages and employee benefits, which included an decrease of $85.8 million in stock and unit-based compensation expense primarily relating to RSAs and the RSUs granted at the time of IPO and slightly offset by increases of $1.1 million in occupancy costs and $0.9 million in other operating expenses, including professional services and insurance.

General and administrative expenses increased $7.1 million, or 3%, to $288.2 million for the nine months ended September 30, 2022 from $281.1 million for the nine months ended September 30, 2021. This was primarily due to increases of $20.5 million in salaries, wages and employee benefits, which included an increase of $1.4 million in stock and unit-based compensation expense and

$4.6 million in occupancy costs and slightly offset by a decrease of $18.0 million in other operating expenses, including professional services and insurance related to our IPO and contribution to the LifeStance Health Foundation.

Depreciation and amortization

Depreciation and amortization expense increased $4.1 million to $17.9 million for the three months ended September 30, 2022 from $13.8 million for the three months ended September 30, 2021. This was primarily due to the amortization of intangibles and depreciation during the periods.

Depreciation and amortization expense increased $11.5 million to $50.3 million for the nine months ended September 30, 2022 from $38.8 million for the nine months ended September 30, 2021. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Gain (loss) on remeasurement of contingent consideration

Gain (loss) on remeasurement of contingent consideration increased $2.1 million to a $1.2 million gain for the three months ended September 30, 2022 from a $0.9 million loss for the three months ended September 30, 2021. This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Gain (loss) on remeasurement of contingent consideration increased $2.1 million to a $0.6 million gain for the nine months ended September 30, 2022 from a $1.5 million loss for the nine months ended September 30, 2021. This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Transaction costs

Transaction costs increased $0.1 million to $0.2 million for the three months ended September 30, 2022 from $0.1 million for the three months ended September 30, 2021. Transaction costs increased primarily due to higher fees related to corporate transactions.

Transaction costs decreased $3.2 million to $0.5 million for the nine months ended September 30, 2022 from $3.7 million for the nine months ended September 30, 2021. Transaction costs decreased primarily due to lower fees related to corporate transactions.

Interest Expense

Interest expense increased $0.7 million to $4.2 million for the three months ended September 30, 2022 from $3.5 million for the three months ended September 30, 2021. This increase was primarily due to higher borrowings outstanding during the period.

Interest expense decreased $20.5 million to $14.8 million for the nine months ended September 30, 2022 from $35.3 million for the nine months ended September 30, 2021. This decrease was primarily due to lower borrowings outstanding during the period as a result of our voluntary prepayment of outstanding borrowings with proceeds from our IPO, which occurred in the second quarter of 2021.

Other Income (Expense)

Other expense increased to $0.1 million for the three months ended September 30, 2022 from $0 for the three months ended September 30, 2021.

Other expense decreased to $0.1 million for the nine months ended September 30, 2022 from $1.4 million for the nine months ended September 30, 2021 primarily due to the termination of the management services as a result of our IPO during the second quarter of 2021.

Income Tax Benefit

Income tax benefit decreased $4.4 million to $4.4 million for the three months ended September 30, 2022 from a $8.8 million benefit for the three months ended September 30, 2021 primarily due to taxable loss and non-deductible equity awards for the three months ended September 30, 2022.

Income tax benefit decreased $5.2 million to $10.1 million for the nine months ended September 30, 2022 from $15.3 million for the nine months ended September 30, 2021 primarily due to taxable loss and non-deductible equity awards for the nine months ended September 30, 2022.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under the 2022

Credit Agreement. We had cash and cash equivalents of $90.3 million and $148.0 million as of September 30, 2022 and December 31, 2021.

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

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2021 and September 30, 2022, there was an aggregate principal amount of $161.2 million outstanding under the May 2020 Credit Agreement and $220.5 million outstanding under the 2022 Credit Agreement, respectively. As of September 30, 2022, our non-cancellable future minimum operating third-party lease payments totaled $299.0 million, and our non-cancellable future minimum operating related-party lease payments totaled $6.1 million.

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

The 2022 Credit Agreement also contains a maximum First Lien Net Leverage Ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the

Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such Test Period, in each case on a pro forma basis. As of September 30, 2022, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
(in thousands)
Net cash provided by (used in) operating activities	$16,871	$(21,215)
Net cash used in investing activities	(109,165)	(114,514)
Net cash provided by financing activities	34,601	329,023
Net (decrease) increase in cash and cash equivalents	$(57,693)	$193,294
Cash and cash equivalents, beginning of period	148,029	18,829
Cash and cash equivalents, end of period	$90,336	$212,123

Cash Flows Provided By (Used In) Operating Activities

During the nine months ended September 30, 2022, operating activities provided $16.9 million of cash, primarily impacted by our $168.9 million net loss and $206.9 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $21.1 million. During the nine months ended September 30, 2021, operating activities used $21.2 million of cash, primarily impacted by our $199.2 million net loss and $207.2 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $29.2 million.

Cash Flows Used In Investing Activities

During the nine months ended September 30, 2022, investing activities used $109.2 million of cash, primarily resulting from our business acquisitions totaling $40.3 million and purchases of property and equipment of $68.9 million. During the nine months ended September 30, 2021, investing activities used $114.5 million of cash, primarily resulting from our business acquisitions of $58.7 million and purchases of property and equipment of $55.8 million.

Cash Flows Provided By Financing Activities

During the nine months ended September 30, 2022, financing activities provided $34.6 million of cash, resulting primarily from net borrowings of $237.5 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $181.2 million, a prepayment for the debt paydown under the May 2020 Credit Agreement of $1.6 million, payments of debt issue costs of $7.3 million and payments of contingent consideration of $12.3 million. During the nine months ended September 30, 2021, financing activities provided $329.0 million of cash, resulting primarily from our IPO of net proceeds of $548.9 million, borrowings of $98.8 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $311.1 million, payments of debt issue costs of $2.4 million and payments of contingent consideration of $6.3 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of (i) LifeStance TopCo, L.P., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance TopCo, L.P. in which LifeStance TopCo, L.P. has an interest and is the primary beneficiary for the period prior to the completion of the IPO and (ii) LifeStance Health Group, Inc., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended September 30, 2022. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

We will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of $1.235 billion or more, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of September 30, 2022, we had an aggregate principal amount of $220.5 million under our credit facilities. In the current economic environment, we manage interest expense using a mixture of variable-rate debt and a fixed-interest-rate swap. In August 2022, the Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities. As of September 30, 2022, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.2 million.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2021, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of September 30, 2022. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of September 30, 2022, our remediation measures are ongoing and include the following:

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

•
developed and implemented IT security and governance controls to address program change of internally and externally developed systems and computer operations associated with information systems impacting the preparation of our consolidated financial statements;
•
developed and implemented controls related to the periodic monitoring and review of user access rights, the identification and risk ranking of segregation of duties conflicts, and, where it is determined there is a need for an individual to having conflicting access, a periodic review of the underlying activities is performed by an independent person who does not have such conflicting access;
•
developed and implemented controls related to computer operations surrounding critical batch jobs and data backups; and
•
development and implementation of program change management controls, including new or material modifications, for testing, authorization and implementation of program and data changes affecting financial IT applications and accounting records.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of certain legal proceedings in which we are involved, please read Note 14, Commitments and Contingencies, to our unaudited consolidated financial statements in this report, which is incorporated into this item by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*+	Separation and General Release Agreement, dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester					X
10.2*+	Consulting Agreement, dated September 8, 2022, between LifeStance Health Group, Inc., Alert5 Consulting LLC, and Michael K. Lester					X
10.3*+	Amendment to Restricted Stock Unit Award Agreement, dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester					X
10.4*	Amendment to Stock Transfer Restriction Agreement, dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester					X
10.5*+	Amendment to Time and Performance-Based Restricted Stock Unit Award Agreement (Time-Based Award), dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester					X
10.6*+	Amendment to Time and Performance-Based Restricted Stock Unit Award Agreement (Performance-Based Award), dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester					X
10.7*+	Amendment to the Partnership Interest Award Agreement, dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester					X
10.8*+	Employment Agreement , dated September 7, 2022, between LifeStance Health Group, Inc. and Kenneth Burdick					X
10.9*+	Letter Agreement, dated September 7, 2022, between LifeStance Health Group, Inc. and Danish Qureshi					X
10.10*+	Form of Non-Qualified Stock Option Agreement					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeStance Health Group, Inc.

Date: November 9, 2022	By:	/s/ J. Michael Bruff
J. Michael Bruff
Chief Financial Officer and Treasurer (principal financial and accounting officer)