Form 10-K
period 2022-12-31
LifeStance Health Group, Inc.
filed 2023-03-09
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022 was $405,078,137.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2023 was 376,370,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2022.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. For example, all statements we make relating to: our ability to grow our business, expand access to our patients and our payors and invest in our platform; our plan to partner with additional hospital systems, large primary care groups and other specialist groups; our expectation that we will continue to open de novo centers and acquire new centers; our growth rates and financial results; our plans and objectives for future operations, growth or initiatives and strategies; and our expected market opportunity are forward-looking statements.

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

iii

PART I

Item 1. Business

Unless stated otherwise or the context otherwise requires, the terms "we," "us," "our," "our business," "LifeStance" and "our Company" and similar references refer to LifeStance Health Group, Inc. and its consolidated subsidiaries and affiliated practices. References to "our employees" and "our clinicians" refer collectively to employees and clinicians, respectively, of our subsidiaries and affiliated practices. References to "our patients" refer to the patients treated by such clinicians.

Overview

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

We are dedicated to improving the lives of our patients by reimagining mental health through a disruptive, tech-enabled in-person and virtual care delivery model built to expand access and affordability, improve outcomes and lower overall health care costs. We combine a personalized, digitally-powered patient experience with differentiated, multidisciplinary clinical capabilities and in-network insurance relationships to fundamentally transform patient access to mental health treatment. By revolutionizing the way mental health care is delivered, we believe we have, an opportunity to improve the lives and health of millions of individuals.

We employed 5,631 licensed mental health clinicians through our subsidiaries and affiliated practices in 33 states as of December 31, 2022. Our clinicians offer patients a comprehensive, multidisciplinary suite of mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy. We treat a broad range of mental health conditions, including anxiety, depression, bipolar disorder, eating disorders, psychotic disorders and post-traumatic stress disorder. Patients can receive care virtually through our online delivery platform or in-person at one of our conveniently located centers. Through our payor relationships, including national agreements with multiple payors, patients can utilize their in-network benefits when they receive care from one of our clinicians, enhancing access and affordability.

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

However, there are significant barriers to addressing this crisis:

•
Lack of Access: Despite this large burden, access to mental health treatment is plagued by significant challenges. Even if patients are able to access a mental health professional, studies show they often face significant wait times. During this time, their underlying physical and mental health issues may worsen, potentially requiring treatment in costlier care settings like hospitals, emergency rooms and inpatient mental facilities.
•
Lack of Affordability: The mental healthcare market remains highly fragmented, forcing patients to pay cash out-of-pocket for treatment and, therefore, reducing the likelihood that patients will receive treatment.
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

We estimate that the outpatient mental healthcare market in the United States was approximately $116 billion as of 2020 and today there are over 50 million patients in the United States with a mental health issue that our clinicians could address. We expect that the market will nearly double from 2020 to 2025 at a compound annual growth rate of 14%, to approximately $215 billion.

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

We Empower Clinicians to Improve the Lives of Their Patients

We empower clinicians to focus on patient care and relationships by providing what we believe is a superior workplace environment, as well as clinical and technology capabilities to deliver high-quality care. We offer a unique employment model for clinicians in a collaborative clinical environment—with clinicians employed by our subsidiaries and affiliated practices—and we improve patient access through in-network payor contracts and primary care and specialist physician referrals. Our integrated platform and national infrastructure reduce administrative burdens for clinicians while increasing engagement and satisfaction. Our digital platform enables collaboration across the clinician team. Our clinicians are dedicated to our mission—in 2021 and again in 2022, we were Certified by Great Place to Work, the global authority on workplace culture, employee experience and leadership behaviors.

We Reduce Costs for Payors and Their Members

We partner with payors to deliver access to high-quality outpatient mental health care to their members at scale. Through our extensive scale, we offer payors a pathway to achieving these savings in the broader healthcare system. By offering access to our services, payors also have an opportunity to reduce their employer customers’ significant mental health costs arising from higher employee absenteeism and lower productivity.

We Enable Primary Care and Specialist Physicians to Deliver Superior Care

We collaborate with primary care and specialist physicians to enhance patient care. Primary care is an important setting for the treatment of mental health conditions—primary care physicians are often the sole contact of patients with a mental illness. We partner with primary care physicians and specialist physician groups across the country to provide a mental healthcare network for referrals and, in certain instances, through co-location to improve the diagnosis and treatment of their patients.

We Have an Opportunity to Transform Healthcare as a Whole

To truly transform healthcare, the integration of mental and physical care is increasingly recognized as a critical priority. It is estimated that over one-third of all patients with chronic physical diseases have a co-occurring mental health disorder. Our scale, breadth of capabilities and value proposition to our key stakeholders position us to enable this transformation, which we are already undertaking. In certain instances, we co-locate our clinicians to facilitate seamless mental health care treatment and enable collaborative care consultation with other care providers. We have over 10 integrated care programs underway, including partnerships with Medicare Advantage plans, employers, and chronic care providers as we lead efforts that seek to demonstrate the ability of fully-integrated mental health models to improve holistic health outcomes. We envision a future where the coordination and delivery of mental and physical care is accomplished collaboratively between primary care and mental health providers to improve overall patient health, and we are actively working to lead the mental health industry in this direction.

How We Generate Revenue

We generate revenue on a per-visit basis when a patient receives care from one of our clinicians. Depending on the state, our clinicians are either employed directly through our subsidiaries or through our affiliated practices, for which we manage day-to-day operations pursuant to long-term management services contracts. Our revenue is generally derived from patients with in-network insurance coverage, pursuant to which our subsidiaries or affiliated practices are reimbursed for patient services. For the year ended December 31, 2022, 91% of our revenue was derived from patients with commercial in-network payors, 4% of our revenue was derived from patients with government payors, 4% of our revenue was derived from patients on a self-pay basis and 1% of our revenue was derived from non-patient services. Our contracts with payors are typically structured as fee-for-service arrangements, with negotiated reimbursement rates for our clinical services. With respect to our affiliated practices, our revenue is derived from management fees negotiated under our management services contracts. We believe we are well-positioned to grow our revenue by catering to each of our stakeholders and remaining focused on our patient-centered mission.

We Deliver Value for All Key Stakeholders in the Healthcare Ecosystem

Our model is built to empower each of the healthcare ecosystem’s key stakeholders and align around our shared goal of delivering a healthier life for patients by creating access to high-quality mental health care.

Our Patients Gain Access to High-Quality Care When and Where They Need It

Our clinicians treated more than 680,000 unique patients through approximately 5.7 million visits in 2022. We aim to deliver value to our patients in multiple ways:

•
Superior patient experience: We have a relentless focus on delivering a superior experience to our patients. We enable our patients to conveniently see their clinician through their preferred choice of virtual or in-person visits. We optimize patient engagement through our convenient digital tools, including online scheduling, adherence reminders, online prescription refills and online payments. We believe our centers are built to a superior standard that provides our patients with a best-in class visit experience. Enabling our patients and elevating their experience makes them more likely to seek help, resulting in higher engagement and an increased likelihood they will continue treatment. We believe our superior patient experience drives increased patient engagement—in 2022, 85% of our patients have had two or more visits with our clinicians.
•
Front door to comprehensive mental health care: We offer comprehensive, multidisciplinary access to a suite of services to meet our patients’ needs through their mental health care journey. Our patients have access to our comprehensive team of licensed mental health clinicians, including psychiatrists, advanced practice nurses ("APNs"), psychologists and therapists. We use a data-driven digital onboarding process to match patients with clinicians based on their needs and collaborate to develop medically-driven care plans. We believe our breadth of clinical capabilities enables superior coordination among disciplines to deliver our patients the best possible care.
•
Increased access and affordability through in-network coverage: We have national payor relationships, which improves access and affordability for our patients. Our in-network patients can seek initial mental health screening, clinical treatment and subsequent therapy or follow-up as needed in a timely manner appropriate for their needs.

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
•
Enhanced digital tools: We have built a centralized operating platform that enables significant efficiencies for our clinicians, alleviating administrative burden, expanding availability for patient care and improving overall clinician satisfaction. Our unified electronic health record tracking platform, combined with our management of day-to-day operational aspects such as marketing, payor contracting, billing and collecting, intake, and scheduling, alleviates administrative burden and improves overall career engagement.
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
•
Ownership mentality: We believe investing in our talent in human capital is paramount. Under our employee equity incentive program, we make grants to eligible employees, including clinicians. For clinicians, eligibility for equity awards and vesting are tied to productivity, directly serving our mission of expanding access to mental healthcare. We believe our equity program boosts our value proposition in a highly competitive labor market, can help attract and retain the talent needed for our patient-centric business model, and promotes an ownership mindset among our employees, including our clinicians. Just as critically, it aligns with our values and purpose and builds on a history of investment in our team by providing meaningful rewards for furthering our mission of enhancing access to mental healthcare in a sustainable manner over the long term.

Our Payor Partners Expand Access and Lower Costs

We have in-network payor relationships offering access to our clinician team. We deliver value to our payor partners in several ways:

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

Our Growth Strategies

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

In addition to acquiring and expanding existing practices, we open de novo centers to provide physical locations for our clinicians to deliver on our hybrid model of in-person or virtual care. From our inception through December 31, 2022, we have successfully opened 316 de novo centers and completed 90 acquisitions of existing practices.

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

Grow Our Partnerships with Key Stakeholders

We enjoy preferred national relationships with payors based on our scale, comprehensive service offering and ability to integrate mental health care. We are focused on improving the lives of our patients through validated outcomes that enable health care cost savings and further increasing our value as a partner to payors, primary care and specialist physicians and employers. Our goal is to continue to closely integrate mental and physical care. We believe that increased integration across the industry could enable payors to realize their population health goals and enable our primary care and specialist physician partners to successfully operate within value-based care and outcomes-driven reimbursement models. As we continue to grow, we see an opportunity to augment the scope of our relationships with each of our stakeholders. We believe our deepening relationships with each of these key health care stakeholders will further drive our success as we benefit from continued growth in our patient referral networks.

Advance Integrated Care Models

We are currently pioneering collaborative care models with our payor partners in several of our markets, embedding mental health clinicians into primary care centers to evaluate and treat patients in a single setting. In certain instances, we co-locate our clinicians in primary care and specialist offices. We are also in programs with partners in certain chronic disease populations to identify and treat co-occurring mental health conditions, with the goal of improving overall health outcomes. Over time, our goal is to continue to evolve our offering toward a fully-integrated care model in which primary care and specialist physicians and mental health clinicians work together to develop and provide personalized treatment plans for shared patients. By collaborating as a team for shared patients, we believe we will not only be able to provide a seamless response to patients’ needs in a unified practice but also deliver better outcomes and lower overall medical costs.

Our Integrated Platform Is Reimagining Mental Health

We have purpose-built an integrated platform to reimagine how mental health care is delivered. Our patient-focused platform combines differentiated clinical capabilities with a personalized, digitally-powered patient experience designed to transform patient access and treatment.

Extensive Scale, Breadth and Access

We are reimagining access to mental health care in the United States. We are one of the nation’s largest providers of outpatient mental health care in the country based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 5,631 dedicated clinicians in 33 states, as of December 31, 2022. In 2022, our clinicians treated more than 680,000 unique patients through approximately 5.7 million visits. We serve all patient demographics through a comprehensive suite of mental health services to treat the most common mental health conditions. Our care delivery model enables patient access via virtual or in-person visits, at their convenience. We believe the scale, breadth and depth of our offering is unmatched in our industry.

Our Clinicians

We strive to provide a best-in-class working environment for our 5,631 employed psychiatrists, APNs, psychologists and therapists. We believe our dedicated employment model offers a superior value proposition compared to independent practice. We employ a comprehensive range of mental health professionals to provide multi-disciplinary clinical modalities through our subsidiaries and our affiliated practices. We serve all patient demographics—children, adolescents, adults and geriatrics. Patients have seamless access to our team of licensed mental health clinicians, including psychiatrists, APNs, psychologists and therapists. Our breadth of clinical capabilities facilitates coordination across psychiatric and psychotherapy treatment modalities, limiting the need to refer patients externally as their needs are met within our comprehensive service offerings. Our clinicians have access to our digital platform, which allows for shared electronic medical records for internal communication, and facilitates patient referrals within our clinician team, both of which support our collaborative approach to care.

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

Across our digital pathways, through our ability to increase access to care and lower the cost of treatment, we believe LifeStance delivers distinct value today, while continuing to shape and bring to life a vision for potentially even greater value in the future.

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

Our Centers

When they choose to do so, our patients can receive in-person care at one of our 619 centers, both acquired and de novo. Currently, our typical de novo center comprises 3,500 to 4,500 square feet and 10 to 12 clinician exam rooms. We aim systematically to locate our de novo centers within a given market to ensure convenient coverage for in-person access to care. To provide our patients and clinicians with flexibility, our centers are generally open five days a week from 7:00 a.m. to 9:00 p.m. local time, with some open on Saturdays. Each de novo center offers a comprehensive clinical care team of clinicians offering psychiatric and psychotherapy services.

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

Our Payor Relationships

We have a large and diverse base of national, regional and local payors. Our dedicated payor relationship team is divided into three regions to ensure that strong relationships with regional operations teams and insurance companies are cultivated. Our payor contracting teams consist of professionals with decades of experience working with large national payors. We believe this expertise is critical to allowing our team to engage with payors more effectively than other providers. Our teams negotiate, implement and manage new payor relationships, drive regional rate improvement and advance key initiatives. We enter into individually negotiated regional contracts with regional entities comprising national payors. Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2022: UnitedHealthcare and Anthem, comprising 19% and 14%, respectively. Our contracts with payors are generally fee-for-services arrangements. Only a nominal number of our contracts provide for incremental payments tied to the attainment of quality or performance metrics, and such payments comprised an immaterial portion of our revenue during the period.

Our Physician Relationships

We have a large base of regional referring primary care physicians, specialist physicians and other network providers. Within our markets, we partner with primary care practice groups, specialists, health systems and academic institutions to refer patients to our centers and clinicians. To achieve this we have center leadership teams that build and maintain relationships with our referring partner networks. These teams focus primarily on creating awareness of our platform and services including existing and new centers as well the introduction of newly hired clinicians with appointment availability. When establishing new centers, we seek to build relationships with proximally located primary care and specialty offices as well as psychiatric hospitals to raise awareness. We achieve this through in-person visits as well as offline and online marketing.

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

Organization

Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. See “—Government Regulation—Corporate Practice and Fee-Splitting.” In states where we are not subject to corporate practice of medicine laws, we operate our business through centers that are wholly owned by our subsidiaries. In states where the corporate practice of medicine doctrine applies, in order to comply with such laws, we do not own the centers or directly employ the clinicians. Instead, such practices are owned by Dr. Anisha Patel-Dunn, our Chief Medical Officer, or other licensed clinical leadership employees. However, we own substantially all of the non-medical assets of the center and enter into a long-term management services contract with the center pursuant to which we provide all the management services to the center that it needs to operate, with the exception of medical or clinical services. As of December 31, 2022, 373 of our 619 centers were operated as affiliated practices. We manage our wholly-owned centers and affiliated practices consistently and generally do not distinguish between our wholly-owned centers and affiliated practices in operating our business, subject to compliance with applicable law.

Our subsidiaries directly employ the clinicians who practice at our wholly-owned centers, whereas, with respect to our affiliated practices, our affiliated practices directly employ the clinicians. Any payment to a clinician at an affiliated practice is made pursuant to the clinician’s employment agreement with the affiliated practice (not through the management services contract).

Payor Agreements

We and our affiliated practices have payor relationships across multiple independent regional and national contracts. These relationships allow members to utilize their in-network benefits when such individual elects to receive service from one of our clinicians. As of December 31, 2022, our contracts with payors typically provide for an initial term of one to three years and auto-renewal thereafter for additional one year terms, with a majority of those agreements in automatic annual renewal stages. The contracts with our two largest payor partners are entered into on substantially consistent terms. In most markets, our practices have been contracted (in-network with payors) for more than a decade. While length of contract and economic terms are often negotiated, payors generally use form contracts that contain terms and conditions that are standard in the industry. A small number of our agreements with payors also include terms and conditions to incentivize us and facilitate our ability to provide quality care to that plan’s members, with modest bonus payments tied to quality or utilization metrics.

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

Violations of HIPAA may result in civil and criminal penalties. The civil penalties include civil monetary penalties of up to $63,973 per violation, not to exceed $1,919,173 for violations of the same standard in a single calendar year (as of 2022, and subject to periodic adjustments for inflation), and in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in violations of multiple standards.

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

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for, or to induce, the (1) the referral of a person covered by government health care programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under government health care programs, or (3) the purchasing, leasing, ordering, or arranging or recommending the purchasing, leasing, or ordering, of any item or service reimbursable under government health care programs. Federal courts have held that the Anti-Kickback Statute can be violated if just one purpose of a payment is to induce referrals. Actual knowledge of this statute or specific intent to violate it is not required, which makes it easier for the government to prove that a defendant had the state of mind required for a violation. In addition to a few statutory exceptions, the Office of Inspector General ("OIG") of the HHS has promulgated safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but business arrangements that do not fully satisfy all elements of a safe harbor may result in increased scrutiny by OIG and other enforcement authorities. Violations of the Anti-Kickback Statute can result in exclusion from government health care programs as well as civil and criminal penalties, including fines of $112,131 per violation (as of 2022, and subject to periodic adjustments for inflation) and three times the amount of the unlawful remuneration. Violations of the Anti-Kickback Statute could have a material adverse effect on our business, financial condition, and results of operations.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor.

False Claims Act

The federal False Claims Act prohibits knowingly presenting, or causing to be presented, false claims to government programs, such as Medicare or Medicaid. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Some states have adopted similar fraud and false claims laws. Government agencies engage in significant civil and criminal enforcement efforts against health care companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $12,537 to $25,076 per false claim or statement (as of 2022, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government health care programs.

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

State Health Care Competition and Planning Laws

Several states in which we operate have adopted competition and health care planning laws that affect transactions in the health care industry. Some states require notification, filings, and/or approvals by state agencies with respect to proposed transactions involving health care providers. Such processes can take significant time, require filing fees, result in conditions that require certain operational changes, and include regular annual reviews regarding the cost and quality of services, among other topics. These laws and the level of enforcement by the respective state agencies are subject to continuous change and interpretation, and compliance with these laws could adversely affect our business.

Intellectual Property

Our intellectual property is an important asset of the Company that enables us to develop, market, and sell our services and enhance our competitive position. We rely on trademarks, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights.

Employees and Human Capital Resources

LifeStance Health was certified by the Great Place to Work Institute for the second consecutive year in December 2022. When asked what makes LifeStance Health a Great Place to Work, our employees reported that they most valued Flexibility, Team Culture, feeling Supported and having special Benefits. In addition, more than 80% of employees said, “I feel I make a difference here" and “I can be myself around here.”

As of December 31, 2022, we employed approximately 7,830 employees through our subsidiaries and affiliated practices, of which 3,967 were directly employed through our subsidiaries and 3,863 were directly employed by our affiliated practices. The clinicians of our affiliated practices have entered into employment agreements directly with our affiliated practices. All employees of our subsidiaries and affiliated practices are located in the United States. We engage temporary employees, independent contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

At LifeStance Health, we are building a culture that represents our values:

•
Delivering Compassion - we care for people unconditionally and act with empathy always
•
Building Relationships - we are collaborative, building enduring relationships to achieve more together
•
Celebrating Difference - we respect the diversity of every individual's lived experiences

Guided by the Great Place to Work dimensions of well-being, we have developed a holistic approach to caring for our employees, community and environment through a programmatic focus on wellness:

Physical and Mental Wellness: Over the last year, we redesigned our medical benefits plan to improve affordability and access including lower out-of-pocket expense for dependent coverage, family planning and care navigation for employees and their families. We also implemented a flexible time-off plan and made up to 20 mental healthcare visits free of charge for medical plan participants. In addition, we offer a peer-to-peer support line for colleagues in need of support.

In a Future of Work Study conducted at mid-year which included a survey and focus groups with current employees as well as feedback from former employees, LifeStance employees were most satisfied with work-life balance, demonstrating the support they feel for flexibility and autonomy at work, each of which is a critical attribute to preventing burnout.

Financial Wellness: As mental healthcare providers, we understand that financial stress can contribute to anxiety and depression, two of the leading diagnoses we see in our practices. To support financial wellness, we implemented an industry leading Long-Term Incentive Plan for LifeStance clinicians to earn stock awards as an incentive for increasing access to mental healthcare through their services. We believe providing a path to ownership in LifeStance Health is a differentiated benefit for our clinicians and other eligible employees. In further support of our programmatic approach, we developed a financial education series to help our employees understand how to optimize total compensation, learn about stock-based compensation and promote long-term financial wellness.

Community Wellness: Building upon our approach to corporate philanthropy after the endowment of the LifeStance Health Foundation in 2021, we increased engagement in pro-social giving through two primary programs over the last year. First, we continued to promote Giving Thanks—a peer-to-peer recognition program to recognize colleagues for how they make lives better. For our end-of-year Giving Thanks campaign, participants could nominate a non-profit to receive a grant from LifeStance Health Foundation. The LifeStance Health Foundation granted awards to 120 non-profit organizations, in support of the causes most important to our employees, through this program.

Second, we partnered with the American Foundation for Suicide Prevention ("ASFP") for a matching campaign in support of AFSP's Walk Out of Darkness community walks. LifeStance employees formed walk teams across the country and helped AFSP surpass their fundraising goal including our local fundraising efforts and a $50,000 matching donation. Raising awareness for suicide prevention and supporting families coping with suicide loss is such a meaningful mission for our mental healthcare providers and all of our teams working together to make lives better.

The combination of pro-social giving, participating in local fundraising activities and seeing the impact of our teams nationwide is how we are not only building community within LifeStance, but also living our value of Delivering Compassion in the communities we serve.

Environment, Social and Governance ("ESG"): We are making important progress to be a leader in our industry. Last year, our Board of Directors delegated our Nominating and Governance Committee responsibility for oversight of our ESG strategy. One way that we are developing our ESG policy is to focus on the environmental impact of our 619 centers. Our new locations utilize materials known for their sustainability practices including Declare certified (and Living Building Challenge compliant) ceiling tiles and grid; SUSTAIN high performance sustainable ceiling systems; Resilient Floor Covering Institute (RFCI) industry average Environmental Product Declaration flooring; Environmental Product Declaration Certified wall base; FloorScore Certified low emitting materials; low or zero VOC paint; and all high-efficiency LED lighting to minimize power consumption.

Diversity, Equity, Inclusion and Belonging: At LifeStance, culture starts with leadership—one-third of our executive leadership team and Board of Directors are diverse by gender or race/ethnicity.

Our National Diversity, Equity and Inclusion ("DEI") Committee is guided by the vision of fostering a workplace in which individuals of all backgrounds are welcomed by a culture of inclusion and respect. Our National DEI Committee is focused on education, cultural humility, celebrating difference and taking effective action to ensure every staff member and patient under our care understands that LifeStance is a safe place for them to be their authentic selves.

In collaboration with our National DEI Committee, our in-house Training, Education and Professional Development team developed new content and training modules informed by our value of Celebrating Difference including a proprietary Unconscious Bias training for all employees. Our community-based approach to learning enables employees to build relationships across locations and workplaces, ensuring equity for employees whether working in-person or remotely.

LifeStance employees are deeply compassionate, dedicated advocates for mental health and overall well-being. Together we are making significant progress on our vision for a truly healthy society where mental and physical healthcare are united to make lives better.

Seasonality

Our revenue varies seasonally depending on a number of factors, including the number of business days in a period. We generate lower revenue and experience lower clinician utilization in periods that have fewer business days than other periods. This trend makes it difficult to forecast our future results with precision and to assess accurately whether increases or decreases in any one or more quarters are likely to cause annual results to exceed or fall short of previously issued guidance. Unanticipated future volatility can cause actual results to vary significantly from our guidance, even where that guidance reflects a range of possible results and has been updated to take account of partial-year results.

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

We have experienced significant growth since our inception in 2017. We continually execute a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, our strategy includes recruiting new clinicians, growing our business by opening de novo centers, building our relationships with payors and developing strategic relationships with other primary care and specialist physicians to offer an integrated care model and acquiring strategic high-quality existing centers. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets, that we expect to achieve, or it may be more costly to do so than we anticipate.

Future revenue may not grow at historic rates or may decline. Our future growth will depend, in part, on our ability to attract and retain a sufficient number of qualified clinicians and support personnel, our ability to continue to successfully identify and execute on expansion opportunities, and our ability to demonstrate the value of our platform. A variety of risks could cause us not to realize some or all of these growth plans and benefits. These risks include, among others, labor market dynamics, federal and state antitrust enforcement, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with evolving regulatory requirements, and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans negatively impacts our operations or costs more or takes longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, results of operations and financial condition may be harmed. We plan to focus our acquisition strategy on larger practices with a minimum clinician count, as well as practices that will result in fewer exceptions to our payor mix, service line adjacencies and operational processes and policies. As a result, we may complete fewer acquisitions and our future growth may not reflect the same trends as our historic growth.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase proportionally or at all, and we may be unable to execute on our business strategy.

Our significant growth in recent periods has and may continue to put strain on our business, operations and employees. For example, we added 85 centers through our subsidiaries and affiliated practices in 2022 and grew from 3,097 employed active clinicians as of December 31, 2020 to 4,790 clinicians as of December 31, 2021, and to 5,631 clinicians as of December 31, 2022. We have also significantly increased the number of patient visits conducted over this period. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our financial and accounting systems and our IT infrastructure. For example, as we implement our growth strategy, we will make strategic investments in enterprise-level scalable infrastructure, and in order for our clinicians to effectively provide virtual services to patients, we need to provide them with adequate IT and technology support. If we are unable to align our enterprise-level infrastructure with the needs of our clinicians and staff, then we will not be able to realize the full capacity of our services.

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

Our ability to retain and attract qualified clinicians is critical to our ability to provide high quality care to patients and successfully cultivate and maintain strong relationships in the communities we serve. If we cannot recruit and retain our base of experienced and qualified clinicians, our expenses may increase and our revenues may decline. While we saw an increase in turnover during the ongoing COVID-19 pandemic, we believe our retention rates have since stabilized and have been at consistent levels over the past year.

As we implement actions to reduce attrition and increase hiring of clinicians, we have experienced increases in our labor costs, primarily due to higher wages and greater benefits required to retain and attract qualified healthcare personnel, and such increases may adversely affect our profitability. To attract, train and retain qualified clinicians, we offer competitive compensation and benefit packages (including an equity incentive program), which may continue to require significant investment. These measures may not be enough to attract and retain the personnel we require to operate our business effectively and efficiently. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them may have limited effectiveness and may lead to increased turnover and other challenges.

In addition, hiring new clinicians involves challenges, including the ability to manage decreased profitability and increased expenses incurred during each clinician’s development and ramp-up period. Rising expenses including wage inflation could adversely affect our ability to attract and retain high-quality clinicians. The substantial management time and resources that our new clinicians require may result in disruption to our existing business operations, which may harm our profitability. Our inability to successfully address these challenges and other factors may adversely affect the quality and profitability of our business operations as we pursue our growth and human capital strategy.

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

Even if the markets in which we compete achieve our forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. mental healthcare market is subject to significant variables, including a changing regulatory environment and population demographics, which can be difficult to measure, estimate or quantify. Estimating and forecasting growth opportunities in any given market are difficult and affected by multiple variables such as population growth, concentration of prospective patients and population density, among other things. Further, we may not be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to attract patients or contract with payors or primary care and other specialist physician partners in that market. In addition, increased unemployment may lead to a loss of insurance benefits for patients, negatively impacting their ability to access our services and, in turn, our financial performance. For these reasons, estimates and forecasts relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

If reimbursement rates paid by third-party payors are reduced or if third-party payors otherwise restrain our ability to obtain or deliver care to patients, our business could be harmed.

Private third-party payors pay for the services that we provide to many of our patients. During the year ended December 31, 2022, 96% of our patients were insured as of their latest visit. If any commercial third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, results of operations and financial condition may be harmed. Third-party payors may also elect to create narrow networks, which may exclude our clinicians. A majority of our payor relationships operate across multiple independent regional contracts. Changes in reimbursement rates from these or other large commercial payors could adversely impact our business and results of operations.

Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2022: UnitedHealthcare and Anthem, comprising 19% and 14% of our total revenue, respectively. Therefore, changes in the reimbursement rates or coverage offered by these payors may adversely impact our business and results of operations more than changes implemented by other payors. We plan to be selective with our payor strategy. If we choose to structure our reimbursement coverage through larger payors, these payors may determine the reimbursement rates and coverage for more of our patients.

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

A portion of our revenue comes from government health care programs. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments. We are unable to predict the effect of recent and future policy changes on our operations. These rates are also generally adjusted annually for inflation. However, those adjustments may not reflect actual increases of the cost of providing health care services. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government health care programs may reduce or delay the reimbursement we receive from them or private payors and could adversely impact our business and results of operations.

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

There is also a trend in the healthcare sector of payors shifting to new payment models and value-based care arrangements. Changing legislation and other regulatory and executive developments have led to the creation of new models of care and other initiatives in both the government and private sector. Value-based care incentivizes health care providers to improve both the health and well-being of their patients while concurrently managing the medical expenses or “spend” related to a particular population. Value-based care reimbursement models implemented by government health care programs or private third-party payors could materially change the manner in which mental health providers are reimbursed. Any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business.

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

Billing for our services is complex. The practice of providing mental health services in advance of payment or prior to assessing a patient’s ability to pay for such services may have a significant negative impact on our patient service revenue, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients and various forms of commercial insurance providers. Different payors typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Self-pay patients and third-party payors may fail to pay for services even if they have been properly billed. Reimbursement to us is typically conditioned on, among other things, our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered or reduction in reimbursement. Additional factors that could complicate our billing include variation in coverage for similar services among various payors and the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties. To the extent the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for bad debt expense.

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

Our business is dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our patients, support our clinicians and payor partners and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party vendors we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our patients and clinicians and hinder our ability to provide care to patients, retain and attract patients, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. Furthermore, when we implement new systems and/or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business or expose us to increased risk of cybersecurity breaches and failures.

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

Our success depends largely upon the continued service of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also do not maintain any key person life insurance policies. In September 2022, we announced the transition of our Chief Executive Officer and in November 2022, we announced the transition of our Chief Financial Officer. Any transition or loss of the services of any of our executives or highly skilled technical and managerial personnel could have a disruptive impact on our ability to implement our business strategy. In addition, these transitions or departures could cause us to incur increased operating expenses, divert management resources and attention, or otherwise have an adverse effect on our business, internal controls, financial condition or results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and operation execution during this phase. If we have additional changes to our executives, we may be unable to successfully manage and grow our business, and our results of operations, execution of corporate goals, internal controls and financial condition could suffer as a result. Our business would be harmed if we fail to adequately plan for succession of our executives or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs.

Litigation arising in the ordinary course of business, including in connection with commercial disputes or employment claims, against us could be costly and time-consuming to defend.

We are subject, and in the future may become subject from time to time, to legal proceedings, claims and inquiries that arise in the ordinary course of business such as claims brought by our partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees or other claims or proceedings. For example, in August 2022, a shareholder class action lawsuit captioned Nayani v. LifeStance Health Group, Inc., et al. was filed in the United States District Court for the Southern District of New York against us and certain executives and board members, as well as the underwriters of our initial public offering. The lawsuit alleges, in part, that the defendants violated Sections 11 and 15 of the Securities Act of 1933. The lawsuit seeks unspecified monetary damages and purports to represent all shareholders who purchased the Company's common stock pursuant to the IPO registration statement.

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

Natural or man-made disasters and other similar events, including the ongoing COVID-19 pandemic, may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

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

The ongoing COVID-19 pandemic, including efforts to contain the spread of the coronavirus and the introduction of new variants, has impacted, and may continue to impact, our business.

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
•
loss of insurance coverage.

We cannot predict with any certainty whether and to what degree the disruption caused by the ongoing COVID-19 pandemic and reactions thereto will continue, and we expect to face difficulty accurately predicting our internal financial forecasts. The pandemic also presents challenges to our workforce, including both clinicians and support personnel. As a result of these challenges, we have experienced labor force dynamics which impact our ability to retain clinicians.

It is not possible for us to accurately determine the extent to which COVID-19 impacted our patient visits and related revenues in 2022, and if these impacts, if any, will continue. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this Annual Report.

In addition to the impact of the COVID-19 pandemic, our business and operations are exposed to risks from severe cold and flu season or the occurrence of epidemic or any other widespread illnesses. Our revenues are dependent on patients being physically fit to receive care, in-person or virtually, with our health care providers. As such, patient volume could significantly decrease in the event of a severe cold and flu season, an epidemic or any other widespread illness. Such a decrease could materially impact our business, operating results, and liquidity.

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in the Credit Agreement among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto, dated May 4, 2022 (the “2022 Credit Agreement”), may limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with affiliated clinicians, vendors and patients, our marketing activities and other aspects of our operations. Of particular importance are:

•
the federal Ethics in Patient Referrals Act, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $27,750 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the False Claims Act. The statute also provides for a penalty of up to $185,009 for a circumvention scheme;
•
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal health care program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $112,131 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government health care programs, including Medicare and Medicaid;
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
•
the Federal Trade Commission Act and federal and state antitrust, consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers;
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
•
federal and state laws and policies related to the prescribing and dispensing of pharmaceuticals and controlled substances;
•
the Federal Substance Abuse Confidentiality Regulations known as 42 C.F.R. Part 2;
•
the Consolidated Appropriations Act of 2021, the No Surprises Act;
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

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG have continued their scrutiny of health care providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $12,537 to $25,076 per false claim or statement, health care providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating health care providers’ compliance with the health care reimbursement rules and fraud and abuse laws.

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

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations and our ability to provide virtual services in certain jurisdictions. Areas of government regulation that, if changed, could be costly to us include: rules governing the practice of medicine by physicians; laws relating to licensure requirements for psychiatrists and other licensed mental health professionals; laws limiting the corporate practice of medicine and professional fee-splitting; laws governing the issuance of prescriptions in an online setting; federal and state antitrust laws that affect health care providers; cybersecurity and privacy laws; and laws and rules relating to the distinction between independent contractors and employees. Additionally, the federal public health emergency related to the COVID-19 pandemic may expire in May 2023, and as a result, regulatory changes and flexibilities granted on the basis of the public health emergency may be eliminated.

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

Several states in which we operate have adopted competition and health care planning laws that affect transactions in the health care industry. Some states require notification, filings, and/or approvals by state agencies with respect to proposed transactions involving health care providers. Such processes can take significant time, require filing fees, result in conditions that require certain operational changes and include regular annual reviews regarding the cost and quality of services, among other topics. These laws and the level of enforcement by the respective state agencies are subject to continuous change and interpretation, and compliance with these laws could adversely affect our business.

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

Our ability to perform medical and virtual services in a particular U.S. state is directly dependent upon the applicable laws governing the practice of medicine or other professions, health care delivery and fee splitting in such locations, which are subject to changing political, regulatory and other influences. The extent to which a U.S. state considers particular actions or relationships to constitute the practice of medicine or other professions is subject to change and to evolving interpretations by professional boards and state attorneys general, among others, each of which has broad discretion. There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with outpatient mental health practices, which govern the provision of medical and virtual services and the payment of administrative and operations support fees, violate laws prohibiting the corporate practice of medicine or other professions and fee-splitting. The extent to which each state may consider particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state licensing boards and state attorneys general, among others. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis. Our activities and arrangements, if challenged, could be found to be in violation with the law. Additionally, it is possible that the laws and rules governing the practice of medicine or other professions, including the provision of virtual services, and fee splitting in one or more jurisdictions may change in a manner adverse to our business. While the management contracts prohibit us from controlling, influencing or otherwise interfering with the practice of medicine and other professions by the affiliated clinicians, and provide that clinicians retain exclusive control and responsibility for all aspects of the practice of medicine or other professions and the delivery of clinical services, there can be no assurance that our contractual arrangements and activities with affiliated practices will be free from scrutiny from U.S. state authorities, and we cannot guarantee that subsequent interpretation of the corporate practice and fee-splitting laws will not circumscribe our business operations. State corporate practice doctrines also often impose penalties on health care clinicians themselves for aiding the corporate practice of medicine or other professions, which could discourage clinicians from participating in our network. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. While efforts to repeal all or part of the ACA have subsided, in part due to the results of the 2020 election, we cannot be certain that there will not be further legislative efforts or judicial challenges in the future. In addition to judicial challenges, the Biden administration or U.S. Congress may advance new health care policy goals and objectives through statute, regulation and executive order. For example, the Biden administration has indicated an intent to propose a public health insurance option, which, if enacted, could significantly change the competitive landscape among commercial insurance carriers.

Other legislative changes to provider reimbursement have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 (known as Medicare sequestration) and subsequent extensions, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension between May 1, 2020 and March 31, 2022. The sequestration reductions will be phased in gradually with a 1% sequestration reduction between April 1 and June 30, 2022; beginning on July 1, 2022, the full 2% sequestration went into effect. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other health care funding, which may materially adversely affect customer demand and affordability for our business and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). At this time, it is still unclear how the introduction of the MACRA program will impact overall physician reimbursement.

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

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations include civil monetary penalties of up to $63,973 per violation, not to exceed $1,919,173 for violations of the same standard in a single calendar year (as of 2022, and subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

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

Additionally, we may be required to comply with the Federal Substance Abuse Confidentiality Regulations known as 42 C.F.R. Part 2 ("Part 2"). In July 2020, new regulations overhauled these laws to better align with HIPAA and make other updates to facilitate better coordination of care in response to the opioid epidemic and on December 2, 2022, HHS OCR published a proposed rule containing proposals to implement the CARES Act provisions, which bring Part 2 in alignment with HIPAA including, among other things, expanding the scope of permitted disclosures of substance use disorder treatment records and apply HIPAA's breach notification standards to breaches of records protected by Part 2. The federal government could initiate criminal charges for violations of Part 2, which include $500 for the first offense; and $5,000 for all subsequent offenses and seek fines up to $5,000 per violation for individuals and $10,000 per violation for organizations. Under the CARES Act, Congress also gave HHS the authority to issue civil money penalties for violations of Part 2, ranging from $100 to $50,000 per violation depending on the level of culpability.

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, California implemented the California Confidentiality of Medical Information Act, which imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California has also implemented the California Consumer Privacy Act ("CCPA"), which came into effect on January 1, 2020, which increases privacy rights for California residents and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended from time to time, and it is possible that further amendments will be enacted, but even in its current format remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, the recently passed California Privacy Rights Act (“CPRA”), which will significantly modifies the CCPA, including expanding consumers’ rights with respect to certain sensitive personal information, and creating a new state agency that will is vested with authority to implement and enforce the CCPA and CPRA. The majority of the CPRA provisions will go into effect on January 1, 2023, with some requirements applying to data collected beginning January 1, 2022. The CPRA will significantly expand the CCPA's data protection obligations. Failure to comply with CCPA or CPRA could result in penalties for noncompliance of up to $7,500 per violation. We will need to continue to evaluate our privacy program as the implementation of the law evolves and may need to make further modifications to our programs, which, if we fail to do so as required, may expose us to liability under the regulation. When we implement new systems and/or upgrade existing systems used to store PII, we could be exposed to increased risk of data security breaches and failures.

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

As of December 31, 2022, we had $234.0 million in principal amount outstanding under our 2022 Credit Agreement. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

The terms of the 2022 Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The 2022 Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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

The restrictive covenants in the 2022 Credit Agreement require us to satisfy certain financial condition tests. Our ability to satisfy those tests can be affected by events beyond our control. In addition, the 2022 Credit Agreement contains a financial maintenance covenant requiring compliance with a maximum leverage ratio as of the last day of each fiscal quarter.

A breach of the covenants or restrictions under the 2022 Credit Agreement could result in an event of default. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt we may incur to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

As of December 31, 2022, investment entities affiliated with TPG Inc. ("TPG"), affiliates of Silversmith Capital Partners ("Silversmith"), and affiliates of Summit Partners ("Summit" and together with TPG and Silversmith, our "Principal Stockholders"), collectively, beneficially owned approximately 64.0% of our common stock. The Principal Stockholders together will control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of the Board of Directors and other corporate decisions. Even when the Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively. Failing to develop or maintain effective internal control over financial reporting may result in a misstatement of our financial statements or cause investors to lose confidence in us, which could have a material adverse effect on our business, financial condition or results of operations.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

Although we are required to annually assess our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, as an emerging growth company, our independent registered public accounting firm will not be required to audit the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K until the first year we are no longer an “emerging growth company”. At such time, our independent registered public accounting firm may identify additional material weakness and may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operated.

To comply with the requirements of being a public company, we have undertaken certain actions, such as implementing new internal controls and procedures and hiring additional accounting staff. We may also need to undertake certain other actions in the future, including the hiring of internal audit staff or additional accounting staff. Testing and maintaining internal controls can divert our management's attention from other matters that are important to the operation of our business. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Scottsdale, Arizona pursuant to the terms of an eight-year lease that was entered into February 2021 for approximately 20,000 square feet of space. In addition, our subsidiaries and affiliated practices lease space for clinic services at each of our 619 centers. We believe that our current facilities are adequate to meet our current needs.

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

For a discussion of certain legal proceedings in which we are involved, please read Note 16, Commitments and Contingencies, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “LFST” since June 10, 2021. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of February 28, 2023, there were approximately 63 stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor's 500 Index ("S&P 500") and the S&P Health Care Index ("S&P Health Care") between June 10, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. However, no dividends have been declared on our common stock to date. The stock price performance on the following graph represents past performance and is not necessarily indicative of possible future stock price performance.

Comparison of Total Return

$140
$120
$100
$80
$60
$40
$20
$0
06/21
07/21
08/21
09/21
10/21
11/21
12/21
01/22
02/22
03/22
04/22
05/22
06/22
07/22
08/22
09/22
10/22
11/22
12/22
LifeStance Health Group, Inc.
S&P 500
S&P 500 Health Care

	6/10/2021	6/30/2021	7/31/2021	8/31/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021	1/31/2022	2/28/2022
LifeStance Health Group, Inc.	$100.00	$127.21	$108.22	$66.58	$66.21	$54.70	$36.26	$43.47	$34.84	$43.06
S&P 500	$100.00	$101.38	$103.68	$106.83	$101.61	$108.64	$107.73	$112.43	$106.52	$103.18
S&P 500 Health Care	$100.00	$100.69	$105.46	$108.00	$101.72	$106.89	$106.89	$112.69	$104.91	$103.73

	3/31/2022	4/30/2022	5/31/2022	6/30/2022	7/31/2022	8/31/2022	9/30/2022	10/31/2022	11/30/2022	12/31/2022
LifeStance Health Group, Inc.	$46.16	$30.91	$34.02	$25.39	$27.21	$28.72	$30.23	$34.47	$23.24	$22.56
S&P 500	$106.87	$97.47	$97.48	$89.30	$97.43	$93.30	$84.58	$91.34	$96.25	$90.57
S&P 500 Health Care	$109.32	$104.09	$105.42	$102.43	$105.69	$99.47	$96.74	$106.02	$110.96	$108.68

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

There has been no material change in the use of proceeds as described in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC, on June 11, 2021 (the “Final Prospectus”).

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

Our Business

We are reimagining mental health through a disruptive, tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 5,631 licensed mental health clinicians across 33 states as of December 31, 2022. In 2022, our clinicians treated over 680,000 unique patients through approximately 5.7 million visits. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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
•
Payors - We partner with payors to deliver access to high-quality outpatient mental health care to their members at scale. Through our extensive scale, we offer payors a pathway to achieving these savings in the broader healthcare system.
•
Primary care and specialist physicians - We collaborate with primary care and specialist physicians to enhance patient care. Primary care is an important setting for the treatment of mental health conditions—primary care physicians are often the sole contact of patients with a mental illness. We partner with primary care physicians and specialist physician groups across the country to provide a mental healthcare network for referrals and, in certain instances, through co-location to improve the diagnosis and treatment of their patients.

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

For the period from January 1, 2020 to May 14, 2020, we present the financial statements of LifeStance Health, LLC and its consolidated subsidiaries and affiliated practices. Affiliates of TPG formed LifeStance TopCo on April 13, 2020 for the purpose of facilitating the TPG Acquisition. For the period from April 13, 2020 (the date of formation of LifeStance TopCo) to December 31, 2020 and for the period from January 1, 2021 to June 14, 2021 (the effective date of our IPO, we present the financial statements of LifeStance TopCo and its consolidated subsidiaries and affiliated practices and for the period from June 14, 2021 through December 31, 2021 and the year ended December 31, 2022, we present the financial statements of LifeStance Health Group, Inc. and its consolidated subsidiaries and affiliated practices. For the period from April 13, 2020 through May 13, 2020, the operations of LifeStance TopCo were limited to those incident to its formation and the TPG Acquisition, which were not significant. Because it resulted in a change of control, the TPG Acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that our assets and liabilities be recognized on the consolidated balance sheets at their fair value as of the acquisition date. LifeStance Health, LLC was determined to be LifeStance TopCo’s predecessor. As a result of the TPG Acquisition, the key financial metrics and historical consolidated financial data below are presented on a Successor and Predecessor basis, resulting in the 2020 historical results being presented separately for the period from January 1, 2020 through May 14, 2020 (the “Predecessor 2020 Period”) and for the period from April 13, 2020 through December 31, 2020 (the “Successor 2020 Period”). Due to the change in the basis of accounting resulting from the TPG Acquisition, the consolidated financial statements for the Predecessor and Successor periods are not necessarily comparable.

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

We believe COVID-19 represents a paradigm shift in the importance of and focus on mental health care. We have seen significant increase in patient demand as well as payor and employer adoption of mental health coverage options during the pandemic and it is now integrated into health care offerings more than ever before. However, as the pandemic has surged and waned, we believe there has been some impact on our operations, including due to patient and clinician illness, which resulted in cancellations of appointments, deferrals and fewer appointments initially scheduled.

Key Factors Affecting Our Results

Expanding Center Capacity and Visits Within Existing Centers

We have built a powerful organic growth engine which enables us to drive growth within our existing footprint.

Our Clinicians

As of December 31, 2022, we employed 5,631 psychiatrists, APNs, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician utilization in periods that have fewer business days than other periods. As our existing centers mature, we grow capacity through investments in office expansion to increase our average clinicians per center and enhance overall utilization. Recruiting new clinicians and retaining existing clinicians in our existing centers enables us to see more patients per center by expanding our patient visit capacity. We believe our dedicated employment model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base from our current base of 5,631 clinicians employed through our subsidiaries and affiliated practices, as of December 31, 2022. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and fulfill capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access to our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers and acquire additional clinicians through our acquisition strategy. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2022, our clinicians treated more than 680,000 unique patients through approximately 5.7 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental health care is a key driver of our patient growth. We believe we provide a superior and differentiated mental health care experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the clinical spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Our Payors

Our payor relationships, including national contracts with multiple payors, allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, and stronger member and client value proposition through the offering of in-network mental health services. A majority of our revenue is derived from patients with commercial in-network insurance coverage – for the year ended December 31, 2022, our payor mix by revenue was 91% commercial in-network payors, 4% government payors, 4% self-pay and 1% non-patient services revenue. The strength of our payor relationships and our value proposition allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to establish new payor relationships and national contracts while also seeking to drive regional rate improvement for our patients and clinicians. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

De Novo Builds

Our de novo center strategy is a component of our organic growth engine to build our capacity and increase density in our existing management service agreements. From our inception in 2017 through December 31, 2022, we have successfully opened 316 de novo centers, including 90 de novo centers in 2022, 106 de novo centers in 2021 and 78 de novo centers in 2020. We believe there is a significant opportunity to use de novo center openings to address potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians.

In 2021, we transitioned to a more sustainable design for all new de novo centers going forward that reimagines the mental healthcare experience for both patients and clinicians while reinforcing our commitment to sustainability.

Acquisitions

We have built a proprietary pipeline of acquisition targets, providing us with significant opportunities to scale through potential acquisitions. We believe the highly fragmented nature of the mental health market provides us with a meaningful opportunity to execute on our acquisition playbook. We seek to acquire select practices that meet our standards of high-quality clinical care and align with our mission. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us a partner of choice for smaller, independent practices. Our acquisition strategy is deployed both to enter new markets and in our existing markets. In new markets, acquisitions allow us to establish a presence with high-quality practices with a track record of clinical excellence and in-network payor relationships that can be integrated into our national platform. In existing markets, acquisitions allow us to grow our geographic reach and clinician base to expand patient access. As of December 31, 2022, we had completed 90 acquisitions of existing practices, since our inception.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
(in thousands)
Total revenue	$859,542	$667,511	$265,556	$111,661
Revenue growth	29%	*	*	*
(Loss) income from operations	(210,174)	(286,353)	6,741	8,695
Center Margin	237,017	201,508	86,292	32,884
Net loss	(215,564)	(307,197)	(13,125)	(24,945)
Adjusted EBITDA	52,670	49,154	37,470	12,665

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

The following table provides a reconciliation of (loss) income from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
(in thousands)
(Loss) income from operations	$(210,174)	$(286,353)	$6,741	$8,695
Adjusted for:
Depreciation and amortization	69,198	54,136	27,710	3,335
General and administrative expenses (1)	377,993	433,725	51,841	20,854
Center Margin	$237,017	$201,508	$86,292	$32,884

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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax benefit, loss (gain) on remeasurement of contingent consideration, stock and unit-based compensation, management fees, loss on disposal of assets, transaction costs, offering related costs, executive transition costs, litigation costs, and other expenses. We include Adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the periods indicated. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
(in thousands)
Net loss	$(215,564)	$(307,197)	$(13,125)	$(24,945)
Adjusted for:
Interest expense	19,928	38,911	19,112	3,020
Depreciation and amortization	69,198	54,136	27,710	3,335
Income tax benefit	(17,166)	(25,908)	(4,022)	(2,319)
Loss (gain) on remeasurement of contingent consideration	1,688	2,610	576	(322)
Stock and unit-based compensation expense	187,430	259,439	1,452	—
Management fees (1)	—	1,445	142	14
Loss on disposal of assets	218	24	121	—
Transaction costs (2)	722	3,762	3,937	33,247
Offering related costs (3)	—	8,747	—	—
Endowment to the LifeStance Health Foundation	—	10,000	—	—
Executive transition costs	1,274	—	—	—
Litigation costs (4)	851	—	—	—
Other expenses (5)	4,091	3,185	1,567	635
Adjusted EBITDA	$52,670	$49,154	$37,470	$12,665

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
(5)
Primarily includes costs incurred to consummate or integrate acquired centers, certain of which are wholly-owned and certain of which are affiliated practices, in addition to the compensation paid to former owners of acquired centers and related expenses that are not reflective of the ongoing operating expenses of our centers. Acquired center integration and other are components of general and administrative expenses included in our consolidated statements of operations and comprehensive loss. Former owner fees is a component of center costs, excluding depreciation and amortization included in our consolidated statements of operations and comprehensive loss. These costs are summarized for each period in the table below:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
(in thousands)
Acquired center integration (1)	$2,325	$2,303	$1,201	$413
Former owner fees (2)	376	588	284	217
Other (3)	1,390	294	82	5
Total	$4,091	$3,185	$1,567	$635

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

We have relationships with third-party payors. We determine the transaction price under these contracts based on standard charges for services provided net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions provided to patients. The differences between the price at which we expect to receive from patients and the standard billing rates are accounted for as contractual adjustments or discounts, which are deducted from gross revenue to arrive at net revenues. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. We use historical patient visit rates, our historical mix of services performed and current reimbursement rates to help us analyze and explain historical patient service revenue. To achieve efficiencies and provide consistent access to care for patients across the country, we may negotiate regional or national contracts with certain payors in lieu of location specific agreements. Some of our third-party payor contracts are inherited through acquisitions of practices with existing contracts where we did not have an existing relationship with that payor in the market. During each of the Predecessor 2020 Period and the Successor 2020 Period three payors individually exceeded 10% of our revenue. During the years ended December 31, 2022 and 2021 (Successor), two payors individually exceeded 10% of our revenue. Our payor relationships generally operate across multiple independent regional contracts. We have patients covered by third-party payors, which include commercial health insurers and governmental payors under programs such as Medicare, and uninsured patients. Governmental payors and uninsured patients account for a small portion of our total revenue.

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

General and administrative expenses

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

Other (Expense) Income

Other (expense) income consists primarily of gains and losses on remeasurement of a contingent consideration liability where the performance condition was not met or likelihood of payment increases, transaction costs related to legal, consulting and other expenses, related party management fees, interest expense on our credit facilities and amortization of discount and debt issue costs.

Income Tax Benefit

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021 (Successor)

The following table sets forth a summary of our financial results for the periods indicated:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
(in thousands)
TOTAL REVENUE	$859,542	$667,511	$265,556	$111,661
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	622,525	466,003	179,264	78,777
General and administrative expenses	377,993	433,725	51,841	20,854
Depreciation and amortization	69,198	54,136	27,710	3,335
Total operating expenses	$1,069,716	$953,864	$258,815	$102,966
(LOSS) INCOME FROM OPERATIONS	$(210,174)	$(286,353)	$6,741	$8,695
OTHER (EXPENSE) INCOME
(Loss) gain on remeasurement of contingent consideration	(1,688)	(2,610)	(576)	322
Transaction costs	(722)	(3,762)	(3,937)	(33,247)
Interest expense	(19,928)	(38,911)	(19,112)	(3,020)
Other expense	(218)	(1,469)	(263)	(14)
Total other expense	$(22,556)	$(46,752)	$(23,888)	$(35,959)
LOSS BEFORE INCOME TAXES	(232,730)	(333,105)	(17,147)	(27,264)
INCOME TAX BENEFIT	17,166	25,908	4,022	2,319
NET LOSS	$(215,564)	$(307,197)	$(13,125)	$(24,945)
Total Revenue

Total revenue increased $192.0 million, or 29%, to $859.5 million for the year ended December 31, 2022 (Successor) from $667.5 million for the year ended December 31, 2021 (Successor). This was primarily due to an increase of $189.6 million of patient service revenue due to an increase in patient visits and $2.4 million of nonpatient revenue.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and de novo strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $156.5 million, or 34%, to $622.5 million for the year ended December 31, 2022 (Successor) from $466.0 million for the year ended December 31, 2021 (Successor). This was primarily due to a $133.1 million increase in center-based compensation due to the increase in clinicians and patient visits and a $23.4 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in our number of centers.

General and administrative expenses

General and administrative expenses decreased $55.7 million, or 13%, to $378.0 million for the year ended December 31, 2022 (Successor) from $433.7 million for the year ended December 31, 2021 (Successor). This was primarily due to decreases of $45.1 million in salaries, wages and employee benefits, which included a decrease of $72.0 million in stock and unit-based compensation expense primarily relating to RSAs and RSUs granted at the time of IPO during 2021 without a similar expense in 2022, which was offset by an increase in salaries, wages and employee benefits of $26.9 million, and $17.6 million in other operating expenses, including professional services and insurance related to our IPO, which was slightly offset by an increase of $7.0 million in occupancy costs.

Depreciation and amortization

Depreciation and amortization expense increased $15.1 million to $69.2 million for the year ended December 31, 2022 (Successor) from $54.1 million for the year ended December 31, 2021 (Successor). This was primarily due to the amortization of intangibles and depreciation during the period.

Other (Expense) Income

(Loss) gain on remeasurement of contingent consideration

(Loss) gain on remeasurement of contingent consideration decreased $0.9 million to $1.7 million loss for the year ended December 31, 2022 (Successor) from $2.6 million loss for the year ended December 31, 2021 (Successor). This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Transaction costs

Transaction costs decreased $3.1 million to $0.7 million for the year ended December 31, 2022 (Successor) from $3.8 million for the year ended December 31, 2021 (Successor). Transaction costs decreased primarily due to lower fees related to corporate transactions.

Interest expense

Interest expense decreased $19.0 million to $19.9 million for the year ended December 31, 2022 (Successor) from $38.9 million for the year ended December 31, 2021 (Successor). This decrease was primarily due to lower borrowings outstanding during the period and a decrease in an extinguishment of debt charge of $11.1 million, which is comprised of debt prepayment charge and write-off of debt issuance costs related to the extinguishment of the May 2020 Credit Agreement.

Other expense

Other expense decreased to $0.2 million for the year ended December 31, 2022 (Successor) from $1.5 million primarily consisting of the management termination fee incurred of $1.2 million as a result of our IPO.

Income Tax Benefit

Income tax benefit decreased $8.7 million to $17.2 million for the year ended December 31, 2022 (Successor) from $25.9 million for the year ended December 31, 2021 (Successor). The decrease was primarily due to the decrease in taxable loss for the period.

Comparison of the Year Ended December 31, 2021 (Successor), the Successor 2020 Period, and the Predecessor 2020 Period

See discussion of the comparison of the year ended December 31, 2021 (Successor), the Successor 2020 Period, and the Predecessor 2020 Period in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022, Part II - Item 7. “—Management's Discussion and Analysis of Financial Condition—Results of Operations”.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under the May 2020 Credit Agreement executed simultaneously with the TPG Acquisition on May 14, 2020 and the 2022 Credit Agreement. We had cash and cash equivalents of $108.6 million and $148.0 million as of December 31, 2022 and 2021, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our December 31, 2022 financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2022 and 2021, there was an aggregate principal amount of $234.0 million outstanding under the 2022 Credit Agreement and $161.2 million outstanding under the May 2020 Credit Agreement, respectively. As of December 31, 2022, our non-cancellable future minimum operating lease payments totaled $299.9 million.

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

The 2022 Credit Agreement also contains a maximum First Lien Net Leverage Ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such Test Period, in each case on a pro forma basis. As of December 31, 2022, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
(in thousands)
Net cash provided by (used in) operating activities	$52,789	$9,420	$(21,969)	$13,436
Net cash used in investing activities	(139,461)	(194,076)	(836,091)	(25,078)
Net cash provided by financing activities	47,264	313,856	876,889	35,385
Net (decrease) increase in cash and cash equivalents	$(39,408)	$129,200	$18,829	$23,743
Cash and cash equivalents, beginning of period	148,029	18,829	—	3,481
Cash and cash equivalents, end of period	$108,621	$148,029	$18,829	$27,224

Cash Flows Provided By (Used In) Operating Activities

During the year ended December 31, 2022 (Successor), operating activities provided $52.8 million of cash, primarily impacted by our $215.6 million net loss and $285.3 million in non-cash charges. This was partially offset by net cash used by changes in our operating assets and liabilities of $16.9 million. During the year ended December 31, 2021 (Successor), operating activities provided $9.4 million of cash, primarily impacted by our $307.2 million net loss and offset by net cash provided by changes in our operating assets and liabilities of $2.1 million and non-cash charges of $314.5 million.

Cash Flows Used in Investing Activities

During the year ended December 31, 2022 (Successor), investing activities used $139.5 million, primarily resulting from our business acquisitions totaling $60.2 million and purchases of property and equipment of $79.3 million. During the year ended December 31, 2021 (Successor), investing activities used $194.1 million of cash, primarily resulting from our business acquisitions totaling $99.6 million and purchases of property and equipment of $94.5 million.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2022 (Successor), financing activities provided $47.3 million of cash, resulting primarily of borrowings of $257.3 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $187.8 million, payments of debt issue costs of $7.3 million, a prepayment for the debt paydown of $1.6 million and payments of contingent consideration of $12.5 million. During the year ended December 31, 2021 (Successor), financing activities provided $313.9 million of cash, resulting primarily from our IPO of net proceeds of $548.9 million, borrowings of $98.8 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $311.4 million, payments of debt issue costs of $2.4 million, a prepayment for the debt paydown of $8.8 million and payments of contingent consideration of $12.3 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Annual Report include the results of (i) LifeStance Health, LLC, its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health, LLC in which LifeStance Health, LLC has an interest and is the primary beneficiary for the Predecessor period, (ii) LifeStance TopCo, L.P., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance TopCo, L.P. in which LifeStance TopCo, L.P. has an interest and is the primary beneficiary for the Successor periods and (iii) LifeStance Health Group, Inc., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the periods subsequent to the completion of the IPO and related transactions. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates.

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

To determine the fair value of the market condition of stock-based awards and time-based conditions for stock options, we make highly subjective and complex input assumptions, including the expected term, volatility, the price of the underlying stock and the risk-free rate. Changes to these input assumptions to the valuation of the modification can materially affect the fair value estimates and, ultimately, how much we recognize as stock-based compensation expense in future periods. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

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

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. Management's annual goodwill impairment analyses in 2022 and 2021 indicated that goodwill was not impaired.

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

As of December 31, 2022, we had an aggregate principal amount of $234.0 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment and due to the material weaknesses described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established for “emerging growth companies” under the Jumpstart Our Business Startups (JOBS) Act. As such, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2021, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of December 31, 2022. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of December 31, 2022, our remediation measures are ongoing and include the following:

•
hired additional accounting and IT personnel to enhance our technical reporting, transactional accounting, and IT capabilities. We designed and implemented controls to support training, development, and technical research capabilities for those personnel, along with development and implementation of policies and procedures to support the external financial reporting functions. We continue to evaluate our staffing needs and plan to hire additional personnel as necessary to support our operations;
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
•
developed and implemented controls related to computer operations surrounding critical batch jobs and data backups; and
•
development and implementation of program change management controls, including new or material modifications, related to testing, authorization and implementation of program and data changes affecting financial IT applications and accounting records.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2022 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.
Financial Statements

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statement of Changes in Stockholders' Equity, Consolidated Statements of Changes in Redeemable Units and Stockholders'/Members' Equity and Consolidated Statement of Changes in Redeemable Convertible Preferred Units and Members' Deficit

F-6
Consolidated Statements of Cash Flows	F-9
Notes to the Consolidated Financial Statements	F-11
2.
List of Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

(b)
The exhibits listed in the following “Exhibits Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of LifeStance Health Group, Inc.	8-K	001-40478	3.1	6/15/2021
3.2	Amended and Restated Bylaws of LifeStance Health Group, Inc.	8-K	001-40478	3.2	6/15/2021
4.1	Form of Common Stock Certificate	S-1/A	333-256202	4.1	6/1/2021
4.2	Description of Securities	10-K	001-40478	4.2	3/17/2022
10.1	Registration Rights Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.1	6/15/2021
10.2	Stockholders Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.2	6/15/2021
10.3	Stock Transfer Restriction Agreement, dated as of June 9, 2021, by and among the Company and each of the other person from time to time party thereto	8-K	001-40478	10.3	6/15/2021
10.4+	Amended and Restated Employment Agreement, dated May 14, 2020, between LifeStance Health, Inc. and Danish Qureshi	S-1	333-256202	10.9	5/17/2021
10.5+	LifeStance Health Group, Inc. 2021 Equity Incentive Plan	8-K	001-40478	10.4	6/15/2021
10.6+	LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan	8-K	001-40478	10.5	6/15/2021
10.7+	LifeStance Health Group, Inc. 2021 Cash Incentive Plan	8-K	001-40478	10.6	6/15/2021
10.8	Form of Indemnification Agreement between LifeStance Health Group, Inc. and each of its directors and executive officers	S-1	333-256202	10.17	5/17/2021
10.9	Form of Management Services Agreement with Affiliated Practices	S-1	333-256202	10.19	5/17/2021
10.10+	Form of RSU Agreement under the 2021 Plan	S-1/A	333-256202	10.12	6/1/2022
10.11+	Form of Notice of Amended Award Terms for Class B Unit Award Agreement	S-1/A	333-256202	10.13	6/1/2022
10.12	Credit Agreement, dated as of May 4, 2022, among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association	10-Q	001-40478	10.1	8/10/2022
10.13+	Separation and General Release Agreement, dated as of May 22, 2022, between LifeStance Health Group, Inc. and Gwendolyn Booth	10-Q	001-40478	10.2	8/10/2022
10.14+	Independent Contractor Agreement, dated as of July 1, 2022, between LifeStance Health Group, Inc. and Gwendolyn Booth	10-Q	001-40478	10.3	8/10/2022
10.15+	Amendment to Restricted Stock Unit Award Agreement, dated as of June 30, 2022, between LifeStance Health Group, Inc. and Gwendolyn Booth	10-Q	001-40478	10.4	8/10/2022
10.16	Amendment to Stock Transfer Restriction Agreement, dated as of June 30, 2022, between LifeStance Health Group, Inc. and Gwendolyn Booth	10-Q	001-40478	10.5	8/10/2022
10.17+	Severance and Change in Control Policy	10-Q	001-40478	10.6	8/10/2022
10.18+	Separation and General Release Agreement, dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester	10-Q	001-40478	10.1	11/9/2022
10.19+	Consulting Agreement, dated September 8, 2022, between LifeStance Health Group, Inc., Alert5 Consulting LLC, and Michael K. Lester	10-Q	001-40478	10.2	11/9/2022
10.20+	Amendment to Restricted Stock Unit Award Agreement, dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester	10-Q	001-40478	10.3	11/9/2022

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21	Amendment to Stock Transfer Restriction Agreement, dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester	10-Q	001-40478	10.4	11/9/2022
10.22+	Amendment to Time and Performance-Based Restricted Stock Unit Award Agreement (Time-Based Award), dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester	10-Q	001-40478	10.5	11/9/2022
10.23+	Amendment to Time and Performance-Based Restricted Stock Unit Award Agreement (Performance-Based Award), dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester	10-Q	001-40478	10.6	11/9/2022
10.24+	Amendment to the Partnership Interest Award Agreement, dated as of September 7, 2022, between LifeStance Health Group, Inc. and Michael K. Lester	10-Q	001-40478	10.7	11/9/2022
10.25+	Employment Agreement, dated September 7, 2022, between LifeStance Health Group, Inc. and Kenneth Burdick	10-Q	001-40478	10.8	11/9/2022
10.26+	Letter Agreement, dated September 7, 2022, between LifeStance Health Group, Inc. and Danish Qureshi	10-Q	001-40478	10.9	11/9/2022
10.27+	Form of Non-Qualified Stock Option Agreement	10-Q	001-40478	10.10	11/9/2022
10.28+	Form of RSU Agreement (Time) (Sell to Cover) under the 2021 Plan					X
10.29+	Form of RSU Agreement (Time and Performance) (Sell to Cover) under the 2021 Plan					X
10.30+	Employment Agreement, dated as of November 2, 2022, between LifeStance Health Group, Inc. and David Bourdon					X
10.31+	Stock Award Agreement, dated as of November 10, 2022, between LifeStance Health Group, Inc. and David Bourdon					X
10.32+	Transition Agreement, dated as of November 2, 2022, between LifeStance Health Group, Inc. and J. Michael Bruff					X
10.33+	Amendment to Partnership Interest Award Agreement, dated as of November 2, 2022, between LifeStance Health Group, Inc. and J. Michael Bruff					X
10.34+	Amendment to Time and Performance Based Restricted Stock Unit Award Agreement (Time-Based Award), dated as of November 2, 2022, between LifeStance Health Group, Inc. and J. Michael Bruff					X
21.1	List of subsidiaries of LifeStance Health Group, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover page from the Annual Report on Form 10-K of LifeStance Health Group, Inc. for the year ended December 31, 2022 formatted in Inline XBRL

+ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeStance Health Group, Inc.

Date: March 9, 2023	By:	/s/ Kenneth Burdick
Kenneth Burdick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth Burdick	Chief Executive Officer and Chairman	March 9, 2023
Kenneth Burdick	(Principal Executive Officer)

/s/ David Bourdon	Chief Financial Officer and Treasurer	March 9, 2023
David Bourdon	(Principal Financial and Accounting Officer)

/s/ Robert Bessler	Director	March 9, 2023
Robert Bessler

/s/ Darren Black	Director	March 9, 2023
Darren Black

/s/ Jeffrey Crisan	Director	March 9, 2023
Jeffrey Crisan

/s/ William Miller	Director	March 9, 2023
William Miller

/s/ Jeffrey Rhodes	Director	March 9, 2023
Jeffrey Rhodes

/s/ Eric Shuey	Director	March 9, 2023
Eric Shuey

/s/ Seema Verma	Director	March 9, 2023
Seema Verma

/s/ Katherine Wood	Director	March 9, 2023
Katherine Wood

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statement of Changes in Stockholders' Equity, Consolidated Statements of Changes in Redeemable Units and Stockholders'/Members' Equity, and Consolidated Statement of Changes in Redeemable Convertible Preferred Units and Members' Deficit

F-6

Consolidated Statements of Cash Flows	F-9

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LifeStance Health Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LifeStance Health Group, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in redeemable units and stockholders'/members' equity and of cash flows for the years ended December 31, 2022 and 2021, and for the period from April 13, 2020 to December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, and for the period from April 13, 2020 to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 9, 2023

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of LifeStance TopCo, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred units and members’ deficit and of cash flows of LifeStance Health, LLC and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2020 to May 14, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2020 to May 14, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value)

	Successor
	December 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$108,621	$148,029
Patient accounts receivable, net	100,868	76,078
Prepaid expenses and other current assets	23,734	42,413
Total current assets	233,223	266,520
NONCURRENT ASSETS
Property and equipment, net	194,189	152,242
Right-of-use assets	199,431	—
Intangible assets, net	263,294	300,355
Goodwill	1,272,939	1,204,544
Other noncurrent assets	10,795	3,448
Total noncurrent assets	1,940,648	1,660,589
Total assets	$2,173,871	$1,927,109
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,285	$14,152
Accrued payroll expenses	75,650	60,002
Other accrued expenses	30,428	26,510
Current portion of contingent consideration	15,876	14,123
Operating lease liabilities, current	38,824	—
Other current liabilities	2,936	1,965
Total current liabilities	175,999	116,752
NONCURRENT LIABILITIES
Long-term debt, net	225,079	157,416
Operating lease liabilities, noncurrent	212,586	—
Deferred tax liability, net	38,701	54,281
Other noncurrent liabilities	2,783	53,632
Total noncurrent liabilities	479,149	265,329
Total liabilities	$655,148	$382,081
COMMITMENTS AND CONTINGENCIES (see Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of December 31, 2022 and December 31, 2021; 375,964 and 374,255 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3,761	3,743
Additional paid-in capital	2,084,324	1,898,357
Accumulated other comprehensive income	3,274	—
Accumulated deficit	(572,636)	(357,072)
Total stockholders' equity	1,518,723	1,545,028
Total liabilities and stockholders’ equity	$2,173,871	$1,927,109

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(In thousands, except for Net Loss per Share)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
TOTAL REVENUE	$859,542	$667,511	$265,556	$111,661
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	622,525	466,003	179,264	78,777
General and administrative expenses	377,993	433,725	51,841	20,854
Depreciation and amortization	69,198	54,136	27,710	3,335
Total operating expenses	$1,069,716	$953,864	$258,815	$102,966
(LOSS) INCOME FROM OPERATIONS	$(210,174)	$(286,353)	$6,741	$8,695
OTHER (EXPENSE) INCOME
(Loss) gain on remeasurement of contingent consideration	(1,688)	(2,610)	(576)	322
Transaction costs	(722)	(3,762)	(3,937)	(33,247)
Interest expense	(19,928)	(38,911)	(19,112)	(3,020)
Other expense	(218)	(1,469)	(263)	(14)
Total other expense	$(22,556)	$(46,752)	$(23,888)	$(35,959)
LOSS BEFORE INCOME TAXES	(232,730)	(333,105)	(17,147)	(27,264)
INCOME TAX BENEFIT	17,166	25,908	4,022	2,319
NET LOSS	$(215,564)	$(307,197)	$(13,125)	$(24,945)
Accretion of Redeemable Class A units	—	(36,750)	—	—
Accretion of Series A-1 redeemable convertible preferred units (Note 12)	—	—	—	(272,582)
Cumulative dividend on Series A redeemable convertible preferred units (Note 12)	—	—	—	(662)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS/MEMBERS	$(215,564)	$(343,947)	$(13,125)	$(298,189)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.61)	(1.05)	(0.04)
Weighted-average shares used to compute basic and diluted net loss per share	355,278	327,523	302,335

NET LOSS	$(215,564)	$(307,197)	$(13,125)	$(24,945)
OTHER COMPREHENSIVE INCOME
Unrealized gains on cash flow hedge, net of tax	3,274	—	—	—
COMPREHENSIVE LOSS	$(212,290)	$(307,197)	$(13,125)	$(24,945)

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Successor	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$—	$(357,072)	$1,545,028
Net loss	—	—	—	—	(215,564)	(215,564)
Issuance of common stock upon vesting of restricted stock units	2,204	22	(485)	—	—	(463)
Forfeitures	(363)	(3)	(1,357)	—	—	(1,360)
Surrender of common stock	(132)	(1)	(981)	—	—	(982)
Other comprehensive income	—	—	—	3,274	—	3,274
Stock-based compensation expense	—	—	188,790	—	—	188,790
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE UNITS AND STOCKHOLDERS'/MEMBERS' EQUITY

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

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE UNITS AND MEMBERS’ EQUITY (Successor) AND CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND MEMBERS' DEFICIT (Predecessor)

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

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215,564)	$(307,197)	$(13,125)	$(24,945)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,198	54,136	27,710	3,335
Non-cash operating lease costs	38,161	—	—	—
Stock and unit-based compensation	187,430	259,439	1,452	—
Deferred income taxes	(16,733)	(26,945)	(4,156)	(2,345)
Loss on debt extinguishment	3,380	14,440	3,066	—
Amortization of discount and debt issue costs	1,949	1,797	759	215
Loss (gain) on remeasurement of contingent consideration	1,688	2,610	576	(322)
Loss on disposal of assets	218	—	—	—
Endowment of shares to LifeStance Health Foundation	—	9,000	—	—
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable	(21,663)	(24,213)	(8,183)	(5,122)
Prepaid expenses and other current assets	(3,431)	(29,121)	(1,101)	(4,526)
Accounts payable	7,667	623	2,467	(1,638)
Accrued payroll expenses	12,100	15,265	58	8,753
Operating lease liabilities	(13,169)	—	—	—
Other accrued expenses	1,558	39,586	(31,492)	40,031
Net cash provided by (used in) operating activities	$52,789	$9,420	$(21,969)	$13,436
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(79,255)	(94,492)	(25,262)	(12,804)
Acquisition of Predecessor, net of cash acquired	—	—	(646,694)	—
Acquisitions of businesses, net of cash acquired	(60,206)	(99,584)	(164,135)	(12,274)
Net cash used in investing activities	$(139,461)	$(194,076)	$(836,091)	$(25,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters discounts and commissions and deferred offering costs	—	548,905	—	—
Contributions from Members related to acquisition of Predecessor	—	—	633,585	—
Issuance of common units to new investors	—	1,000	21,000	—
Repurchase of Series A redeemable convertible preferred units	—	—	—	(1,000)
Proceeds from long-term debt, net of discount	257,324	98,800	392,064	74,350
Payments of debt issue costs	(7,266)	(2,360)	(8,684)	(650)
Payments of long-term debt	(187,766)	(311,390)	(156,785)	(18,222)
Prepayment for debt paydown	(1,609)	(8,820)	—	—
Payments of contingent consideration	(12,515)	(12,279)	(4,291)	(19,093)
Taxes related to net share settlement of equity awards	(904)	—	—	—
Net cash provided by financing activities	$47,264	$313,856	$876,889	$35,385
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,408)	129,200	18,829	23,743
Cash and Cash Equivalents - Beginning of period	148,029	18,829	—	3,481
CASH AND CASH EQUIVALENTS – END OF PERIOD	$108,621	$148,029	$18,829	$27,224

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,365	$22,415	$14,292	$2,857
Cash paid for taxes, net of refunds	$2,237	$1,093	$221	$25
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through finance leases	$363	$1,438	$109	$415
Contingent consideration incurred in acquisitions of businesses	$11,221	$10,685	$10,220	$3,788
Acquisition of property and equipment included in liabilities	$7,891	$15,845	$4,465	$2,718
Surrender of common stock	$982	$—	$—	$—
Issuance of common units for convertible promissory note conversion	$—	$—	$511	$—
Issuance of common units for acquisitions of businesses	$—	$1,486	$7,590	$—
Taxes related to net share settlement of equity awards included in liabilities	$—	$441	$—	$—

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at December 31, 2022 and 2021 (Successor).

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

Center Costs, Excluding Depreciation and Amortization

Center costs, excluding depreciation and amortization includes the costs the Company incurs to operate its centers, consisting primarily of salaries, wages and employee benefits for clinicians and patient support, occupancy costs such as rent and utilities, medical supplies, insurance and other operating expenses. Center costs, excluding depreciation and amortization excludes stock and unit-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents consist of demand deposits held with financial institutions. Cash and cash equivalents are stated at cost, which approximates fair value. The Company maintains cash balances at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the amounts on deposit may exceed the insured limit.

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

Property and Equipment, net

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

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

Leases

The Company determines if a contract meets the definition of a lease at inception and evaluates the lease classification at that time. The Company has elected not to recognize on the consolidated balance sheet leases with terms of one year or less. Options to extend or terminate the lease are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options. When the implicit rate is unknown, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of the lease payments.

Lease liabilities represent the obligation to make lease payments and right-of-use assets represent the right to use the underlying asset during the lease term. Lease liabilities and their corresponding right-of-use assets are recognized in the consolidated balance sheets as the commencement date based on the present value of the future minimum lease payments over the estimated lease term. Right-of-use assets are adjusted for payments made at or before the commencement date and tenant incentives under the lease. When a lease contains an escalation clause or a concession, such as a rent holiday or tenant improvement allowance, the Company includes these items in the determination of the right-of-use assets and the lease liabilities. The effects of these escalation clauses or concessions have been reflected in lease expenses on a straight-line basis over the expected lease term and any variable lease payments subsequent to establishing the lease liability are expensed as incurred.

The Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases. Operating lease and variable lease costs are included in center costs, excluding depreciation and amortization and general and administrative expenses in the consolidated statements of operations and comprehensive loss. Variable lease costs are the portion of lease payments that are not fixed over the lease term. Variable lease costs include real estate payments that are adjusted periodically for inflation or other variables as well as payments for taxes and insurance. The Company expenses variable lease costs in the period incurred.

Operating leases are included in right-of-use assets, operating lease liabilities, current and operating lease liabilities, noncurrent on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other current liabilities, and other noncurrent liabilities on the Company’s consolidated balance sheets. Finance leases are not material.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There was no impairment of long-lived assets for all periods presented.

Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through business acquisitions. Intangible assets with definite lives are amortized on the straight-line basis over their estimated useful lives or contractual lives, whichever is shorter, as follows:

Non-competition agreements	3 to 6 years
Trade names	5 to 22.5 years

Goodwill

The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually on October 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit's goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. For purposes of goodwill impairment testing, the Company has one reporting unit. There were no goodwill impairments recorded during all periods presented.

Fair Value Measurements

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

Stock and Unit-Based Compensation

The Company accounts for stock-based compensation awards approved by the Board of Directors, including RSAs, restricted stock units ("RSUs"), and stock options, based on their estimated grant date fair value. The Company estimates the fair value of the RSAs and RSUs based on the fair value of the underlying common stock on their grant date. The Company's stock awards are granted on service-, performance-, and/or market-based vesting conditions.

RSUs are granted to certain employees and other service providers subject to certain service-based or service- and performance-based vesting conditions. The ultimate number of shares that are issued in respect of the performance-based RSUs are based on actual performance over a three or four-year performance period and ranging from zero to 100% of the performance-based RSUs subject to the award. Each fiscal year within the award period represents a separately vesting tranche of the award. For a portion of the performance-based RSUs, as the performance conditions have not been established beyond the first year of the award, a grant date has not yet been established for the remaining annual periods of these performance-based RSUs.

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

The service-based awards are recognized on a straight line basis over the requisite service period, which is generally two to four years. The market-based vesting conditions for awards granted in connection with the Company's IPO provided for the holder to vest one-third of their awards within six months of the IPO, one-third of their awards on the first anniversary of the IPO, one-sixth of their awards eighteen months from the completion of the IPO and the remaining one-sixth of their awards two years from the completion of the IPO.

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

The Company has elected to account for forfeitures as they occur.

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

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more-likely-than-not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense in the consolidated statements of operations and comprehensive loss.

Advertising and Marketing Costs

Advertising and marketing costs include all communications and campaigns to the Company’s clients and target audience. Advertising costs are charged to expense as they are incurred in general and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss. Advertising expense for the years ended December 31, 2022 and 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), and the period from January 1, 2020 to May 14, 2020 (Predecessor) were $8,632, $11,696, $1,942, and $663, respectively.

Debt Issue Costs

For term loans, debt discount and debt issue costs are presented net within total long-term debt and amortized using the effective interest rate method over the term of the loan. For revolving loans and delayed draw term loan commitments, the Company presents the debt issue costs as an asset and amortizes the costs on a straight-line basis over the term of the revolving loan and delayed draw term loan commitment, respectively. Amortization of discount and debt issue costs, which includes loss on debt extinguishment, is recorded as interest expense in the consolidated statements of operations and comprehensive loss and amounted to $3,720, $7,417, $3,825 and $215 for the years ended December 31, 2022 and 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), and the period from January 1, 2020 to May 14, 2020 (Predecessor), respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on interest rate swaps. Unrealized gains or losses on interest rate swaps are net of any reclassification adjustments for realized gains and losses included in the consolidated statements of operations and comprehensive loss.

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

Retirement Plan

The Company maintains a profit sharing and retirement savings 401(k) plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. The Company

401(k) Plan provides for a 401(k) matching program under which the Company will match 100% of the employees’ contribution up to 3% of the employees’ compensation, plus 50% of salary deferrals between 3% and 5% of employees’ compensation. The matching contribution is subject to certain eligibility and vesting conditions. The Company recorded expense of $15,746, $11,375, $4,231, and $1,819 for the years ended December 31, 2022 and 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), and the period from January 1, 2020 to May 14, 2020 (Predecessor), respectively, for discretionary matching and profit-sharing contributions to the 401(k) Plan.

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

Professional Liability Insurance

The Company maintains a professional liability insurance policy with a third-party insurer on a claims-made basis. The reserve for professional liability includes a claims-made basis of reported losses and amounts for incurred but not reported losses utilizing actuarial studies of historical and industry data (see Note 16).

Concentrations of Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and patient accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S., its deposits, at times, may exceed federally insured limits. The Company does not have any individual customer that exceeded 10% of the Company’s patient accounts receivable balance at December 31, 2022 and 2021 (Successor). Two payors individually exceeded 10% of the Company’s patients accounts receivable balance at December 31, 2022 and 2021 (Successor). These payors comprise 16% and 16%, of the patient accounts receivable balance, respectively, as of December 31, 2022 (Successor), and 17% and 19%, respectively, as of December 31, 2021 (Successor).

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

Recently Adopted Accounting Pronouncements

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

The Company adopted Accounting Standards Codification, Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2022 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”). There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. In addition, the Company elected to adopt certain practical expedients permitted under the transition guidance within the new standard. The Company elected the package of practical expedients which applied to leases that commenced prior to the adoption date of the new standard and permitted a reporting entity not to reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company has elected not to use hindsight for leases existing at adoption date.

As of January 1, 2022, the impact of the adoption to the Company’s consolidated balance sheets includes the recognition of operating lease liabilities, current, of $16,753, operating lease liabilities, noncurrent, of $200,247 based on the present value of the remaining lease payments for existing operating leases with corresponding right-of-use assets of $190,013. The difference between the amount of right-of-use assets and lease liabilities recognized upon the adoption of ASC 842 is related to adjustments to existing deferred rent and lease incentives.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the new guidance on January 1, 2022, noting it did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Allocation of Purchase Price	Amount
Cash	$27,224
Patient accounts receivable	25,152
Property and equipment	34,813
Prepaid expenses and other current assets	9,590
Other noncurrent assets	1,766
Intangible assets	344,300
Goodwill	926,658
Total assets acquired	1,369,503
Accounts payable	3,456
Accrued payroll expenses	25,739
Other accrued expenses	48,655
Current portion of contingent consideration	5,861
Other current liabilities	1,848
Long-term debt, net	135,006
Other noncurrent liabilities	9,617
Contingent consideration, net of current portion	4,048
Deferred tax liability, net	82,509
Total liabilities assumed	316,739
Fair value of net assets	$1,052,764

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

Subsequent to the closing of the TPG Acquisition, there was an additional cash payment of $2,977 related to a working capital adjustment, which was accounted for as a measurement period adjustment.

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

Pro Forma

The Company’s unaudited pro forma revenue and net loss for the year ended December 31, 2020 below have been prepared as if the TPG Acquisition occurred on January 1, 2020.

Year Ended December 31, 2020
Revenue	$377,217
Net loss	$(26,727)

The transaction costs related to the TPG Acquisition were $32,942, all of which were expensed as incurred.

Management Fees

In addition, management fees to TPG and certain executives of the Company were identified as related party transactions. For the year ended December 31, 2021 (Successor), the period from April 13, 2020 to December 31, 2020 (Successor), and the period from January 1, 2020 to May 14, 2020 (Predecessor), the Company incurred related party management fees of $1,445, $142 and $14, respectively. As a result of the Company's IPO, the Company incurred a termination fee of $1,213 under its management services agreement in the second quarter of 2021, and no management fees were recognized in the remainder of 2021.

NOTE 4 TOTAL REVENUE

The Company’s total revenue is dependent on a series of contracts with third-party payors, which is typical for providers in the health care industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Successor						Predecessor
	Year Ended December 31, 2022		Year Ended December 31, 2021		April 13 to December 31, 2020		January 1 to May 14, 2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$776,343	91%	$601,850	90%	$236,649	89%	$98,146	88%
Government	37,058	4%	29,436	5%	12,662	5%	5,411	5%
Self-pay	36,382	4%	28,915	4%	11,099	4%	4,821	4%
Total patient service revenue	849,783	99%	660,201	99%	260,410	98%	108,378	97%
Nonpatient service revenue	9,759	1%	7,310	1%	5,146	2%	3,283	3%
Total	$859,542	100%	$667,511	100%	$265,556	100%	$111,661	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Top one payor	19%	19%	22%	23%
Top two payor	14%	14%	19%	19%
Top three payor	—	—	13%	11%

NOTE 5 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Successor
	December 31, 2022	December 31, 2021
Leasehold improvements	$148,249	$87,807
Computers and peripherals	26,650	19,170
Internal-use software	7,894	2,868
Furniture, fixtures and equipment	36,437	20,286
Medical equipment	950	1,018
Construction in process	16,892	40,619
Total	$237,072	$171,768
Less: Accumulated depreciation	(42,883)	(19,526)
Total property and equipment, net	$194,189	$152,242

Depreciation expense consists of the following:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Depreciation expense	$28,918	$15,094	$4,440	$1,900

NOTE 6 LEASES

Leases - ASC 842

The Company leases its office facilities and office equipment which are accounted for as operating leases. Some leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from 1 to 7 years.

The Company incurred $54,217 in operating lease costs related to its operating leases in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 (Successor). Variable lease costs and short-term lease costs were not material.

The Company incurred $1,565 in related-party lease expense in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 (Successor). The Company has $5,058 in right-of-use assets, $1,324 in operating lease liabilities, current, and $3,902 in operating lease liabilities, noncurrent, with related parties as of December 31, 2022 (Successor).

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

Successor
December 31, 2022
Weighted-average remaining lease term (in years)	5.3
Weighted-average discount rate	6.47%

Supplemental cash flow information related to operating leases was as follows:

Successor
Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$53,371
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$47,837

The future minimum lease payments under noncancellable operating leases as of December 31, 2022 (Successor) are as follows:

Year Ended December 31,	Amount
2023	$53,901
2024	61,035
2025	57,189
2026	49,465
2027	36,077
Thereafter	42,282
Total lease payments	$299,949
Less: imputed interest	(48,539)
Total lease liabilities	$251,410

Leases - ASC 840

Prior to the adoption of ASC 842 as of January 1, 2022, the Company accounted for its operating lease arrangements under ASC 840 with no right-of-use assets or lease liabilities being reflected on the consolidated balance sheets. Total rent expense amounted to as follows in the consolidated statements of operations and comprehensive loss:

	Successor		Predecessor
	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Related-party rent expense	$2,763	$659	$388
Third-party rent expense	32,630	11,378	4,210
Total lease cost	$35,393	$12,037	$4,598

Under ASC 840, the future minimum lease payments under noncancellable operating leases as of December 31, 2021 (Successor) were as follows:

Year Ended December 31,	Amount
2022	$49,169
2023	48,545
2024	44,645
2025	41,064
2026	34,327
Thereafter	45,545
Total	$263,295

NOTE 7 GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2020 (Successor)	$1,098,659
Business acquisitions (Note 8)	107,999
Measurement period adjustments	(2,114)
Balance as of December 31, 2021 (Successor)	$1,204,544
Business acquisitions (Note 8)	68,314
Measurement period adjustments	81
Balance as of December 31, 2022 (Successor)	$1,272,939

Intangible Assets

Intangible assets consist of the following:

December 31, 2022 (Successor)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,259	$(16,688)	$19,571	5.0
LifeStance trade names	235,500	(27,557)	207,943	22.5
Non-competition agreements	94,127	(58,347)	35,780	4.2
Total intangible assets	$365,886	$(102,592)	$263,294

December 31, 2021 (Successor)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$34,417	$(9,633)	$24,784	5.0
LifeStance trade names	235,500	(17,090)	218,410	22.5
Non-competition agreements	92,750	(35,589)	57,161	4.2
Total intangible assets	$362,667	$(62,312)	$300,355

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Amortization expense	$40,280	$39,042	$23,270	$1,435

The future amortization of intangible assets as of December 31, 2022 (Successor) is as follows:

Year Ended December 31,	Amount
2023	$40,528
2024	28,185
2025	16,464
2026	11,725
2027	10,785
Thereafter	155,607
Total	$263,294

NOTE 8 BUSINESS COMBINATIONS

During the years ended December 31, 2022 and 2021 (Successor), the Company completed the acquisitions of 13 and 24, outpatient mental health practices, respectively. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Total consideration transferred for these acquisitions consisted of the following:

	Successor
	Year Ended December 31,
	2022	2021
Cash consideration	$61,564	$105,203
Cash consideration to be paid	251	326
Contingent consideration, at initial fair value	11,221	10,685
Class A-2 common units	—	1,486
Total consideration transferred	$73,036	$117,700

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Successor
	Year Ended December 31,
Allocation of Purchase Price	2022	2021
Cash	$1,652	$4,718
Patient accounts receivable	2,652	6,954
Prepaid expenses and other current assets	718	428
Property and equipment	225	887
Other noncurrent assets	80	201
Intangible assets	3,219	6,601
Goodwill	68,314	107,999
Total assets acquired	76,860	127,788
Total liabilities assumed	3,824	10,088
Fair value of net assets	$73,036	$117,700

The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. The Company developed estimates for the expected future cash flows and discount rates used in the present value calculations.

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Successor
	Year Ended December 31,
	2022	2021
Regional trade names (1)	$1,842	$3,940
Non-competition agreements (2)	1,377	2,661
Total	$3,219	$6,601
(1)
Useful lives for trade names are 5 years.
(2)
Useful lives for non-competition agreements are 3 to 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 10).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Successor
	Year Ended December 31,
Contingent consideration	2022	2021
Maximum contingent consideration based on acquisition agreements	$15,325	$13,007

Goodwill

Goodwill is primarily attributable to the assembled workforce, customer and payor relationships and anticipated synergies and economies of scale expected from the integration of the businesses. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition. All goodwill is deductible for tax purposes.

Acquisitions Subsequent to December 31, 2022

Subsequent to December 31, 2022, the Company completed acquisitions of several mental health practices. The allocation of purchase price, including any fair value of contingent consideration, to the assets acquired and liabilities assumed as of the acquisition dates have not been completed.

For the acquisitions completed subsequent to December 31, 2022, total contractual consideration included cash consideration of $19,950, funded through credit facility financing, and contingent consideration with a maximum value of $2,650.

NOTE 9 PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ACCRUED EXPENSES

Prepaid expenses and other current assets consist of the following:

	Successor
	December 31, 2022	December 31, 2021
Clinician advances	$4,641	$4,614
Prepaid fixed fee bonuses	7,456	6,831
Other receivables	640	19,268
Other current assets	10,997	11,700
Total	$23,734	$42,413

Other accrued expenses consist of the following:

	Successor
	December 31, 2022	December 31, 2021
Patient credits payable	$12,085	$10,457
Accrual for goods received, not invoiced	7,118	5,537
Accrued professional fees	1,973	3,450
Other accrued expense	9,252	7,066
Total	$30,428	$26,510

NOTE 10 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. This valuation incorporates certain assumptions and projections in determining the fair value assigned to such liability. The following is a summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of December 31, 2022 and 2021 (Successor).

Valuation Technique	Range of Significant Assumptions
Successor
		December 31, 2022	December 31, 2021
Probability-weighted analysis	Probability	50% - 100%	50% - 100%
based earn-outs	Discount rate	8.00%	8.60%

As of December 31, 2022 and 2021 (Successor), the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. The noncurrent portion of the contingent consideration liability is included within other noncurrent liabilities on the consolidated balance sheets.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of December 31, 2022 (Successor), the notional value was $188,528. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

The Company used the income approach to value the derivative for the interest rate swap using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. This derivative instrument (interest rate swap) is designated and qualifies as a cash flow hedge, with the entire gain or loss on the derivative reported as a component of other comprehensive income. Amounts recorded in accumulated other comprehensive income are released to earnings in the same period that the hedged transaction impacts consolidated earnings within interest expense. The cash flows from the derivative treated as a cash flow hedge are classified in the Company’s consolidated statements of cash flows in the same category as the item being hedged.

For the year ended December 31, 2022 (Successor), the Company included an immaterial gain on the hedged item (that is, variable-rate borrowings) in the same line item - interest expense - as the offsetting gain on the related interest rate swap.

The following table summarizes the location of the interest rate swap in the consolidated balance sheets as of December 31, 2022 (Successor):

		Successor
	Consolidated balance sheets location	December 31, 2022
Interest rate swap	Other noncurrent assets	$4,426

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified into earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Successor
	December 31, 2022	December 31, 2021
Assets Measured at Fair Value
Interest rate swap asset	$4,426	$—
Level 2	$4,426	$—
Total assets measured at fair value	$4,426	$—

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$17,430	$16,414
Additions related to acquisitions	11,221	10,685
Payments of contingent consideration	(12,515)	(12,279)
Loss on remeasurement	1,688	2,610
Ending balance	17,824	17,430
Level 3	$17,824	$17,430
Total liabilities measured at fair value	$17,824	$17,430

NOTE 11 LONG-TERM DEBT

On May 14, 2020, in connection with the TPG Acquisition, the Company entered into the Credit Agreement among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "May 2020 Credit Agreement"). The term loans and delayed draw term loans were payable in quarterly principal and interest payments through May 14, 2026.

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

As part of the 2022 Credit Agreement restructuring, TPG provided arrangement and structuring services. The Company incurred related party fees of $4,375 during the year ended December 31, 2022 (Successor) included within debt issue costs.

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at December 31, 2022 and 2021 (Successor).

Long-term debt consists of the following:

	Successor
	December 31, 2022	December 31, 2021
Term loans	$199,500	$70,665
Delayed Draw loans	34,464	90,565
Total long-term debt	233,964	161,230
Less: Current portion of long-term debt	(2,345)	(1,323)
Less: Unamortized discount and debt issue costs (1)	(6,540)	(2,491)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$225,079	$157,416
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the consolidated balance sheets.

Interest expense consists of the following:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Interest expense	$19,928	$38,911	$19,112	$3,020

Future principal payments on long-term debt as of December 31, 2022 (Successor) are as follows:

Year Ended December 31,	Amount
2023	$2,345
2024	2,345
2025	2,345
2026	2,345
2027	2,345
Thereafter	222,239
Total	$233,964

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rate or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the consolidated balance sheets. The fair value of long-term debt at December 31, 2022 and 2021 (Successor) was $235,049 and $186,497, respectively.

Revolving Loan

Under the May 2020 Credit Agreement, the Company had a revolving loan from Capital One in the amount of $20,000.

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

There are no amounts outstanding on the revolving loan as of December 31, 2022 and 2021 (Successor).

NOTE 12 REDEEMABLE CONVERTIBLE PREFERRED UNITS

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

In the event that the Board shall declare a distribution payable upon the then outstanding Common Units, the holders of Preferred Units shall be entitled, in addition to any cumulative distributions to which the Preferred Units may be entitled, to receive the amount of distributions per unit of Preferred Units that would be payable on the number of whole units of the Common Units into which each Preferred Unit held by each holder could be converted.

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

As discussed above, pursuant to the TPG Acquisition (see Note 3), the historic holders of Series A and Series A-1 Preferred Units exchanged all the units for equity interest in LifeStance Holdings, and subsequently exchanged equity interest for the successor’s Class A Units and Class A-1 Units. See Note 13 for more details on the exchange.

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

Voting Rights

Each Series A-1 Preferred Unit shall be entitled to cast one (1) vote for each Class A Common Unit into which such Series A-1 Preferred Unit is then convertible (on an aggregate basis for each Holder of Series A-1 Preferred Units) on any matter requiring approval of such Units. Class B Common Units, Class C Common Units and Series A Preferred Units have no voting rights.

NOTE 13 STOCKHOLDERS'/MEMBERS’ EQUITY (DEFICIT)

Common Stock - Post-IPO

As discussed in Note 1, upon completion of the Company’s IPO in June 2021, the Company sold 32,800 shares of common stock at an offering price of $18.00 per share.

In connection with the IPO, the Company increased its authorized shares from 1 to 800,000 shares of common stock, par value $0.01 per share.

Common Units - Pre-IPO

The former chief executive officer (“Former CEO”) had 35,000 redeemable Class A units prior to the completion of the IPO. The Former CEO had the right, upon termination for any reason other than proper cause, to put his redeemable Class A units back to the partnership at fair value (“Put Right”). The Former CEO (or permitted transferee) shall have this Put Right also upon death or disability. As this was both outside of the Company’s control and probable to eventually occur, the redeemable Class A units subject to this Put Right were classified as mezzanine equity and carried at fair value (i.e., redemption price). There was no change to the fair value between May 14, 2020 and December 31, 2020. There was a change to the fair value during the period from January 1 to June 9, 2021 (Successor) of $36,750 resulting from a change in the probability assumption of an IPO. On June 9, 2021, the redeemable Class A units were converted into 10,234 shares of the Company’s common stock.

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

Preferred Stock

In connection with the Company’s IPO, the Company authorized the issuance of 25,000 shares of its preferred stock, par value $0.01 per share. There are no shares of preferred stock outstanding as of December 31, 2022 and 2021 (Successor).

NOTE 14 STOCK AND UNIT-BASED COMPENSATION

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

Restricted Stock

The RSAs were issued as part of the Organizational Transactions (see Note 1).

The following is a summary of RSA transactions as of and for the years ended December 31, 2022 and 2021 (Successor):

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2020 (Successor)	—	$—
Converted	30,766	11.98
Vested	(7,265)	11.98
Unvested, December 31, 2021 (Successor)	23,501	$11.98
Vested	(6,342)	11.98
Forfeited	(363)	11.98
Unvested, December 31, 2022 (Successor)	16,796	$11.98

Restricted Stock Units

The RSUs were granted in connection with the IPO and subsequent to the IPO. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to employees, directors and consultants based upon the grant-date fair value.

The following is a summary of RSU transactions as of and for the years ended December 31, 2022 and 2021 (Successor):

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020 (Successor)	—	$—
Granted	6,208	17.93
Vested	(106)	17.23
Canceled and forfeited	(71)	18.00
Outstanding, December 31, 2021 (Successor)	6,031	$17.95
Granted	12,195	8.43
Vested	(2,204)	16.86
Canceled and forfeited	(1,819)	8.39
Outstanding, December 31, 2022 (Successor)	14,203	$10.61

Stock Options

The following is a summary of stock option activity as of and for the year ended December 31, 2022 (Successor):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021 (Successor)	—	$—	—	$—
Granted	13,476	7.42
Vested	—	—
Canceled and forfeited	—	—
Outstanding, December 31, 2022 (Successor)	13,476	$7.42	9.70	$—
Vested or expected to vest at December 31, 2022 (Successor)	13,476	$7.42	9.70	$—

The total grant-date fair value of stock options granted during the year ended December 31, 2022 (Successor) was $56,917.

The Company estimated the fair value of stock option grants with time-based vesting conditions using a Black-Scholes option-pricing model with the following assumptions presented on a weighted-average basis:

Successor
Year Ended December 31, 2022
Risk-free interest rate	3.22%
Volatility	55.00%
Expected term (years)	6.25
Expected dividend yield	0.00%
Estimated fair value per option granted	$4.13

The Company estimated the fair value of stock option grants with time- and market-based vesting conditions using a Monte Carlo simulation that incorporate estimates of the potential outcomes of the market condition on the grant with the following assumptions:

Successor
Year Ended December 31, 2022
Risk-free interest rate	3.22%
Volatility	55.00%
Expected service period (years)	2.76
Expected dividend yield	0.00%
Weighted-average fair value per option granted	$4.27

The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company determines the expected term of time-based vesting condition options using the simplified method which is used when there is insufficient historical data about exercise patterns. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

The expected service period of the time- and market-based vesting condition options is based on projected exercise dates resulting from the Monte Carlo simulation for each award tranche.

Stock and Unit-Based Compensation Expense

The Company recognized stock and unit-based compensation expense related to RSAs, RSUs, stock options, and the Class B Profits Interests within general and administrative expenses in the consolidated statements of operations and comprehensive loss as follows:

	Successor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020
Stock and unit-based compensation expense	$187,430	$259,439	$1,452

As of December 31, 2022 (Successor), the Company had $165,827 in unrecognized compensation expense related to all non-vested awards (RSAs, RSUs and stock options) that will be recognized over the weighted-average remaining service period of 1.9 years.

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

As of December 31, 2022 and 2021 (Successor), no shares of common stock have been purchased under the Company’s ESPP.

NOTE 15 INCOME TAXES

Benefit from Income Taxes

The benefit from income taxes is comprised of the following components:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020	January 1 to May 14, 2020
Current:
Federal	$—	$—	$—	$—
State	(433)	977	429	251
Total current	(433)	977	429	251
Deferred:
Federal	(12,364)	(19,559)	(3,239)	(1,592)
State	(4,369)	(7,326)	(1,212)	(978)
Total deferred	(16,733)	(26,885)	(4,451)	(2,570)
Total income tax benefit	$(17,166)	$(25,908)	$(4,022)	$(2,319)

The net deferred tax assets and liabilities consist of the following:

	Successor
	December 31, 2022	December 31, 2021
Deferred tax assets
Accruals and reserves	$2,274	$14,909
Net operating losses	31,292	16,904
Stock and unit-based compensation	8,849	5,567
Interest limitation	8,028	2,567
Charitable contributions	2,617	2,609
Operating lease liability	65,409	—
Gross deferred tax assets	118,469	42,556
Valuation allowance	(1,424)	—
Net deferred tax assets	117,045	42,556
Deferred tax liabilities
Fixed assets	(35,847)	(22,785)
Intangibles	(68,013)	(74,052)
Right-of-use assets	(51,886)	—
Gross deferred tax liabilities	(155,746)	(96,837)
Net deferred tax liability	$(38,701)	$(54,281)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before benefit from income taxes as follows:

	Successor
	Year Ended December 31, 2022		Year Ended December 31, 2021		April 13 to December 31, 2020
	Amount	%	Amount	%	Amount	%
Tax provision at U.S. federal statutory rate	$(48,873)	21.0%	$(69,952)	21.0%	$(3,601)	21.0%
State income taxes, net of federal benefit	(4,183)	1.8%	(6,507)	2.0%	(862)	5.0%
Stock and unit-based compensation	27,014	(11.6%)	49,489	(14.9%)	305	(1.8%)
IRC Section 162M limitation	5,685	(2.4%)	994	(0.3%)	—	—
Valuation allowance	1,424	(0.6%)	—	—	—	—
Other adjustments	1,767	(0.8%)	68	(0.0%)	136	(0.7%)
Total	$(17,166)	7.4%	$(25,908)	7.8%	$(4,022)	23.5%

	Predecessor
	January 1 to May 14, 2020
	Amount	%
Tax provision at U.S. federal statutory rate	$(5,726)	21.0%
State income taxes, net of federal benefit	(762)	2.8%
Transaction costs	4,204	(15.4%)
Other adjustments	(35)	0.1%
Total	$(2,319)	8.5%

Differences between the statutory rate are primarily the result of permanent book/tax differences between non-deductible equity awards and state income taxes.

As of December 31, 2022 (Successor), the Company has $139,346 of federal net operating loss carryforwards and $44,350 of state net operating loss carryforwards.

As of December 31, 2021 (Successor), the Company has $75,981 of federal net operating loss carryforwards and $21,260 of state net operating loss carryforwards.

$11,199 federal net operating loss carryforwards begin to expire in 2037, and the remaining federal net operating loss carryforwards have no expiration. The state net operating loss carryforwards begin to expire in 2031.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits (under IRC Section 383), in any taxable year may be limited if it experiences an ownership change. As of December 31, 2022 and 2021 (Successor), the Company has not completed a formal Section 382 study on the potential limitation of its tax attributes. However, if an ownership shift had occurred, the Company believes that existing net operating losses are not permanently limited as of December 31, 2022 and 2021 (Successor). Any limitation may limit the Company’s future use of net operating losses.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 (Successor), the Company had a valuation allowance of $1,424 against a portion of its charitable contribution carryforward for which realization cannot be considered more likely than not at this time. The Company did not have a valuation allowance as of December 31, 2021 (Successor).

Uncertain Income Tax Positions

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States where applicable. The Company's tax returns are still open under the U.S. statute from 2018 to the present. Earlier years may be examined to the extent that loss carryforwards are used in future periods. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company’s consolidated financial statements.

As of December 31, 2022 and 2021 (Successor), the Company had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $0 and $54, respectively.
NOTE 16 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate limit of $8,000 per clinician. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding, which are expected to exceed malpractice insurance coverage limits as of December 31, 2022 and 2021 (Successor).

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

On August 10, 2022, a shareholder class action lawsuit captioned Nayani v. LifeStance Health Group, Inc., et al. was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain executives and board members (the “LifeStance Defendants”), as well as the underwriters of the Company’s initial public offering (the “IPO”) (collectively, “Defendants”). The lawsuit alleges, in part, that the Defendants violated Section 11 of the Securities Act of 1933 (the

“Securities Act”) because the IPO registration statement purportedly contained inaccurate and misleading statements and/or failed to disclose certain facts concerning patient visits and clinician retention. The lawsuit also asserts that the LifeStance Defendants violated Section 15 of the Securities Act because they are control persons of the Company. The lawsuit seeks unspecified monetary damages and purports to represent all shareholders who purchased the Company’s common stock pursuant to the IPO registration statement. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of December 31, 2022 (Successor).

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

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares (on an as-converted basis):

	Successor
	Year Ended December 31, 2022	Year Ended December 31, 2021	April 13 to December 31, 2020
Net loss available to common stockholders'/members'	$(215,564)	$(343,947)	$(13,125)
Weighted-average shares used to compute basic and diluted net loss per share	355,278	327,523	302,335
Net loss per share, basic and diluted	$(0.61)	$(1.05)	$(0.04)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share (on an as-converted basis) for the years ended December 31, 2022 and 2021 (Successor) and for the period from April 13, 2020 to December 31, 2020 (Successor) because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 14 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share:

Successor
Year Ended December 31, 2022
RSAs	16,796
RSUs	14,203
Stock options	13,476
44,475