Form 10-Q
period 2023-03-31
LifeStance Health Group, Inc.
filed 2023-05-10
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 376,764,734 shares of common stock, $0.01 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on March 9, 2023, including, among other things:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended March 31, 2023

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	March 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$68,294	$108,621
Patient accounts receivable, net	118,382	100,868
Prepaid expenses and other current assets	25,833	23,734
Total current assets	212,509	233,223
NONCURRENT ASSETS
Property and equipment, net	193,511	194,189
Right-of-use assets	196,193	199,431
Intangible assets, net	253,964	263,294
Goodwill	1,293,613	1,272,939
Other noncurrent assets	8,772	10,795
Total noncurrent assets	1,946,053	1,940,648
Total assets	$2,158,562	$2,173,871
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,709	$12,285
Accrued payroll expenses	83,673	75,650
Other accrued expenses	32,022	30,428
Current portion of contingent consideration	13,257	15,876
Operating lease liabilities, current	41,647	38,824
Other current liabilities	2,833	2,936
Total current liabilities	181,141	175,999
NONCURRENT LIABILITIES
Long-term debt, net	224,761	225,079
Operating lease liabilities, noncurrent	207,903	212,586
Deferred tax liability, net	37,569	38,701
Other noncurrent liabilities	2,059	2,783
Total noncurrent liabilities	472,292	479,149
Total liabilities	$653,433	$655,148
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of March 31, 2023 and December 31, 2022; 376,537 and 375,964 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,767	3,761
Additional paid-in capital	2,108,184	2,084,324
Accumulated other comprehensive income	2,004	3,274
Accumulated deficit	(608,826)	(572,636)
Total stockholders' equity	1,505,129	1,518,723
Total liabilities and stockholders’ equity	$2,158,562	$2,173,871

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended March 31,
	2023	2022
TOTAL REVENUE	$252,589	$203,095
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	182,987	148,893
General and administrative expenses	84,626	103,369
Depreciation and amortization	19,069	15,684
Total operating expenses	$286,682	$267,946
LOSS FROM OPERATIONS	$(34,093)	$(64,851)
OTHER INCOME (EXPENSE)
Gain (loss) on remeasurement of contingent consideration	1,037	(434)
Transaction costs	(86)	(278)
Interest expense, net	(5,092)	(3,441)
Other expense	(45)	—
Total other expense	$(4,186)	$(4,153)
LOSS BEFORE INCOME TAXES	(38,279)	(69,004)
INCOME TAX BENEFIT	4,037	6,676
NET LOSS	$(34,242)	$(62,328)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.09)	(0.18)
Weighted-average shares used to compute basic and diluted net loss per share	360,902	350,849

NET LOSS	$(34,242)	$(62,328)
OTHER COMPREHENSIVE LOSS
Unrealized losses on cash flow hedge, net of tax	(1,270)	—
COMPREHENSIVE LOSS	$(35,512)	$(62,328)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(34,242)	(34,242)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	1,711	17	(17)	—	—	—
Forfeitures	(1,138)	(11)	(3,354)	—	—	(3,365)
Other comprehensive loss	—	—	—	(1,270)	—	(1,270)
Stock-based compensation expense	—	—	27,231	—	—	27,231
Balances at March 31, 2023	376,537	$3,767	$2,108,184	$2,004	$(608,826)	$1,505,129

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$(357,072)	$1,545,028
Net loss	—	—	—	(62,328)	(62,328)
Issuance of common stock upon vesting of restricted stock units	96	1	(38)	—	(37)
Forfeitures	(28)	—	(185)	—	(185)
Stock-based compensation expense	—	—	60,040	—	60,040
Balances at March 31, 2022	374,323	$3,744	$1,958,174	$(419,400)	$1,542,518

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,242)	$(62,328)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,069	15,684
Non-cash operating lease costs	10,113	—
Stock-based compensation	23,866	59,855
Amortization of discount and debt issue costs	549	295
(Gain) loss on remeasurement of contingent consideration	(1,037)	434
Loss on disposal of assets	45	—
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(17,138)	(18,121)
Prepaid expenses and other current assets	(4,543)	(12,065)
Accounts payable	(5,466)	1,852
Accrued payroll expenses	7,663	12,759
Operating lease liabilities	(8,736)	—
Other accrued expenses	1,967	4,943
Net cash (used in) provided by operating activities	$(7,890)	$3,308
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,729)	(27,910)
Acquisitions of businesses, net of cash acquired	(19,820)	(22,945)
Net cash used in investing activities	$(27,549)	$(50,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	20,000
Payments of long-term debt	(586)	(331)
Payments of contingent consideration	(4,302)	(5,720)
Taxes related to net share settlement of equity awards	—	(441)
Net cash (used in) provided by financing activities	$(4,888)	$13,508
NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,327)	(34,039)
Cash and Cash Equivalents - Beginning of period	108,621	148,029
CASH AND CASH EQUIVALENTS – END OF PERIOD	$68,294	$113,990
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,059	$3,091
Cash paid for taxes, net of refunds	$(13)	$(60)
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through finance leases	$—	$57
Contingent consideration incurred in acquisitions of businesses	$1,985	$2,470
Acquisition of property and equipment included in liabilities	$8,297	$12,320

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands, except per share amounts)

NOTE 1 NATURE OF THE BUSINESS

Description of Business

LifeStance Health Group, Inc. ("LifeStance" or the "Company") operates as a provider of outpatient mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there have been no significant changes to these policies other than the addition to the cash and cash equivalents policy further described below.

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC regarding interim financial reporting, which include the accounts of LifeStance, its wholly-owned subsidiaries and variable interest entities ("VIEs") in which LifeStance has an interest and is the primary beneficiary. Pursuant to these rules and regulations, the Company has omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its consolidated financial condition, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s audited financial statements for the year ended December 31, 2022 in the Company's Annual Report on Form 10-K.

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

The Company acquires and operates certain care centers which are deemed to be Friendly-Physician Entities (“FPEs”). As part of an FPE acquisition, the Company acquires 100% of the non-medical assets, however due to legal requirements the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both a Management Service Agreement, which provides for various administrative and management services to be provided by the Company to the FPE, and Stock Transfer Restriction (“STR”) agreements with the physician-owners of the FPEs, which provide for the transition of ownership interests of the FPEs under certain conditions. The outstanding voting equity instruments of the FPEs are owned by the nominee shareholders appointed by the Company under the terms of the STR agreements. The Company has the right to receive income as an ongoing management fee, which effectively absorbs all of the residual interests and has also provided financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all nonmedical services including facilities, technology and intellectual property required for the day-to-day operation and management of each of the FPEs, and makes recommendations to the FPEs in establishing the guidelines for the employment and compensation of the physicians and other employees of the FPEs. In addition, the STR agreements provide that the Company has the right to designate an appropriately licensed person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to the equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at March 31, 2023 and December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents consist of demand deposits held with financial institutions and investments in money market funds.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326)-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The CECL model is expected to result in more timely recognition of credit losses. The Company adopted the standard on January 1, 2023 using the modified retrospective adoption method and did not have a material impact to the consolidated financial statements. The Company makes estimates of expected credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company's customers' financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators, and future market and economic conditions and regularly reviews the adequacy of the allowance for credit losses. As of March 31, 2023, the allowance for credit losses was not material.

NOTE 3 TOTAL REVENUE

The Company’s total revenue is dependent on a series of contracts with third-party payors, which is typical for providers in the health care industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors, which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$228,919	91%	$183,609	91%
Government	10,951	4%	8,833	4%
Self-pay	9,747	4%	8,375	4%
Total patient service revenue	249,617	99%	200,817	99%
Nonpatient service revenue	2,972	1%	2,278	1%
Total	$252,589	100%	$203,095	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended March 31,
	2023	2022
Payor A	19%	19%
Payor B	13%	14%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Leasehold improvements	$154,912	$148,249
Computers and peripherals	27,299	26,650
Internal-use software	8,206	7,894
Furniture, fixtures and equipment	38,026	36,437
Medical equipment	950	950
Construction in process	14,851	16,892
Total	$244,244	$237,072
Less: Accumulated depreciation	(50,733)	(42,883)
Total property and equipment, net	$193,511	$194,189

Depreciation expense consists of the following:

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$8,896	$5,727

NOTE 5 LEASES

The Company adopted ASC 842 on January 1, 2022 utilizing the private company effective date which did not require adoption of the new standard for any interim periods of the fiscal year in which it was adopted. As of December 31, 2022 and March 31, 2023 and for three months ended March 31, 2023, the Company accounts for its leases in accordance with ASC 842. For the comparative interim periods prior to 2023, the Company prepared its quarterly unaudited consolidated financial statements in accordance with ASC 840, which is a basis different from that of the current year. Accordingly, for the comparative three months ended March 31, 2022 leases are presented in accordance with ASC 840.

The Company leases its office facilities and office equipment which are accounted for as operating leases. Some leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from one to seven years.

The Company incurred $14,308 in operating lease costs related to its operating leases in its unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023. Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	5.1	5.3
Weighted-average discount rate	6.62%	6.47%

Supplemental cash flow information related to operating leases was as follows:

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,339
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$6,878

The future minimum lease payments under noncancellable operating leases as of March 31, 2023 are as follows:

Year Ended December 31,	Amount
Remainder of 2023	$40,751
2024	62,902
2025	58,925
2026	51,403
2027	38,149
Thereafter	44,781
Total lease payments	$296,911
Less: imputed interest	(47,361)
Total lease liabilities	$249,550

The Company incurred $212 in related-party lease expense in its unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023. The Company recognized the following amounts in its unaudited consolidated balance sheets in connection with leases with related parties:

	March 31, 2023	December 31, 2022
Right-of-use assets	$2,413	$5,058
Operating lease liabilities, current	527	1,324
Operating lease liabilities, noncurrent	1,979	3,902

Total rent expense amounted to as follows in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Related-party rent expense	$387
Third-party rent expense	11,159
Total lease cost	$11,546

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2022	$1,272,939
Business acquisitions (Note 7)	20,733
Measurement period adjustments	(59)
Balance as of March 31, 2023	$1,293,613

Intangible Assets

Intangible assets consist of the following:

March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(18,523)	$18,171	5.0
LifeStance trade names	235,500	(30,174)	205,326	22.5
Non-competition agreements	94,535	(64,068)	30,467	4.2
Total intangible assets	$366,729	$(112,765)	$253,964

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,259	$(16,688)	$19,571	5.0
LifeStance trade names	235,500	(27,557)	207,943	22.5
Non-competition agreements	94,127	(58,347)	35,780	4.2
Total intangible assets	$365,886	$(102,592)	$263,294

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$10,173	$9,957

NOTE 7 BUSINESS COMBINATIONS

During the three months ended March 31, 2023 and 2022, the Company completed the acquisitions of 3 and 2 outpatient mental health practices, respectively. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

	Three Months Ended March 31,
	2023	2022
Cash consideration	$20,000	$23,325
Contingent consideration, at initial fair value	1,985	2,470
Total consideration transferred	$21,985	$25,795

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Three Months Ended March 31,
Allocation of Purchase Price	2023	2022
Cash	$181	$421
Patient accounts receivable	372	486
Prepaid expenses and other current assets	138	64
Property and equipment	221	34
Right-of-use assets	368	—
Other noncurrent assets	22	3
Intangible assets	843	782
Goodwill	20,733	24,701
Total assets acquired	22,878	26,491
Total liabilities assumed	893	696
Fair value of net assets	$21,985	$25,795

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

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Three Months Ended March 31,
	2023	2022
Regional trade names (1)	$435	$342
Non-competition agreements (2)	408	440
Total	$843	$782
(1)
Useful lives for regional trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 8).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Three Months Ended March 31,
Contingent consideration	2023	2022
Maximum contingent consideration based on acquisition agreements	$2,650	$3,000

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

NOTE 8 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of March 31, 2023 and December 31, 2022.

Valuation Technique	Range of Significant Assumptions
		March 31, 2023	December 31, 2022
Probability-weighted analysis	Probability	50% - 100%	50% - 100%
based earn-outs	Discount rate	9.0%	8.0%

As of March 31, 2023 and December 31, 2022, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. The noncurrent portion of the contingent consideration liability is included within other noncurrent liabilities on the unaudited consolidated balance sheets.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of March 31, 2023, the notional value was $188,055. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

The Company used the income approach to value the derivative for the interest rate swap using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. This derivative instrument (interest rate swap) is designated and qualifies as a cash flow hedge, with the entire gain or loss on the derivative reported as a component of other comprehensive income. Amounts recorded in accumulated other comprehensive income are released to earnings in the same period that the hedged transaction impacts consolidated earnings within interest expense, net. The cash flows from the derivative treated as a cash flow hedge is classified in the Company’s consolidated statements of cash flows in the same category as the item being hedged.

For the three months ended March 31, 2023, the Company included an immaterial gain on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the unaudited consolidated statements of operations and comprehensive loss.

The following table summarizes the location of the interest rate swap in the unaudited consolidated balance sheets as of March 31, 2023:

	Consolidated balance sheets location	March 31, 2023	December 31, 2022
Interest rate swap	Other noncurrent assets	$2,709	$4,426

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2023	December 31, 2022
Assets Measured at Fair Value
Money market funds	$54,391	$—
Level 1	$54,391	$—
Interest rate swap asset	$2,709	$4,426
Level 2	$2,709	$4,426
Total assets measured at fair value	$57,100	$4,426

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$17,824	$17,430
Additions related to acquisitions	1,985	11,221
Payments of contingent consideration	(4,302)	(12,515)
(Gain) loss on remeasurement	(1,037)	1,688
Ending balance	14,470	17,824
Level 3	$14,470	$17,824
Total liabilities measured at fair value	$14,470	$17,824

NOTE 9 LONG-TERM DEBT

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

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at March 31, 2023 and December 31, 2022.

Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
Term loans	$199,000	$199,500
Delayed Draw loans	34,378	34,464
Total long-term debt	233,378	233,964
Less: Current portion of long-term debt	(2,345)	(2,345)
Less: Unamortized discount and debt issue costs (1)	(6,272)	(6,540)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$224,761	$225,079
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense, net consists of the following:

	Three Months Ended March 31,
	2023	2022
Interest expense, net	$5,092	$3,441

Future principal payments on long-term debt as of March 31, 2023 are as follows:

Year Ended December 31,	Amount
Remainder of 2023	$1,759
2024	2,345
2025	2,345
2026	2,345
2027	2,345
Thereafter	222,239
Total	$233,378

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at March 31, 2023 and December 31, 2022 was $237,451 and $235,049, respectively.

Revolving Loan

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

There are no amounts outstanding on the revolving loan as of March 31, 2023 and December 31, 2022. In April 2023, the Company drew $25,000 from the aforementioned revolving loan and converted the outstanding balance on the revolving loan to a delayed draw term loan in May 2023.

NOTE 10 STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

Effective June 9, 2021, the Company’s Board of Directors (the "Board") and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan permits the grant of awards or restricted or unrestricted common stock, stock options, stock appreciation rights, restricted stock units, performance awards, and other stock-based awards to employees and directors of, and consultants and advisors to, the Company and its affiliates. On January 1, 2023, the number of shares of common stock reserved and available for issuance under the 2021 Equity Incentive Plan increased by 18,798 shares.

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the three months ended March 31, 2023:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	16,796	$11.98
Vested	(125)	11.98
Forfeited	(1,138)	11.98
Unvested, March 31, 2023	15,533	$11.98

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the three months ended March 31, 2023:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	14,203	$10.61
Granted	17,209	6.02
Vested	(1,711)	8.59
Canceled and forfeited	(1,439)	10.47
Outstanding, March 31, 2023	28,262	$7.94

Stock Options

The following is a summary of stock option activity as of and for the three months ended March 31, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	13,476	$7.42	9.70	$—
Granted	—	—
Vested	—	—
Canceled and forfeited	—	—
Outstanding, March 31, 2023	13,476	$7.42	9.46	$2,375
Vested or expected to vest at March 31, 2023	13,476	$7.42	9.46	$2,375

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSAs, RSUs, and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$23,866	$59,855

As of March 31, 2023, the Company had $233,046 in unrecognized compensation expense related to all non-vested awards (RSAs, RSUs and stock options) that will be recognized over the weighted-average remaining service period of 2.2 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 14 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 11 INCOME TAXES

The benefit for income taxes is as follows:

	Three Months Ended March 31,
	2023	2022
Benefit for income taxes	$4,037	$6,676

The effective tax rates are as follows:

	Three Months Ended March 31,
	2023	2022
Effective tax rate	10.5%	9.7%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. The Company had a valuation allowance of $1,424 as of March 31, 2023 and December 31, 2022.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of March 31, 2023 and December 31, 2022.

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

On August 10, 2022, a shareholder class action lawsuit captioned Nayani v. LifeStance Health Group, Inc., et al. was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain executives and board members (the “LifeStance Defendants”), as well as the underwriters of the Company’s initial public offering (the “IPO”) (collectively, “Defendants”). The lawsuit alleges, in part, that the Defendants violated Section 11 of the Securities Act of 1933 (the

“Securities Act”) because the IPO registration statement purportedly contained inaccurate and misleading statements and/or failed to disclose certain facts concerning patient visits and clinician retention. The lawsuit also asserts that the LifeStance Defendants violated Section 15 of the Securities Act because they are control persons of the Company. The lawsuit seeks unspecified monetary damages and purports to represent all shareholders who purchased the Company’s common stock pursuant to the IPO registration statement. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of March 31, 2023.

NOTE 13 NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares:

	Three Months Ended March 31,
	2023	2022
Net loss available to common stockholders'	$(34,242)	$(62,328)
Weighted-average shares used to compute basic and diluted net loss per share	360,902	350,849
Net loss per share, basic and diluted	$(0.09)	$(0.18)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share for the three months ended March 31, 2023 and 2022 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 10 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of March 31,
	2023	2022
RSAs	15,533	23,270
RSUs	28,262	15,759
Stock options	13,476	—
	57,271	39,029

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes as well as "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” Part II, Item 1A in this Quarterly Report on Form 10-Q as well as those discussed in the Annual Report on Form 10-K for the year ended December 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our Business

We are reimagining mental health through a disruptive, tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 5,961 licensed mental health clinicians as of March 31, 2023. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

Our model is built to empower each of the healthcare ecosystem’s key stakeholders—patients, clinicians, payors and primary care and specialist physicians—by aligning around our shared goal of delivering better outcomes for patients and providing high-quality mental health care.

•
Patients - We are the front-door to comprehensive outpatient mental health care. Our clinicians offer patients a full spectrum of outpatient services to treat mental health conditions. Our in-network payor relationships improve patient access by allowing patients to access care without significant out-of-pocket cost or delays in receiving treatment. Our personalized, data-driven comprehensive care meets patients where they are, through convenient virtual and in-person settings. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.
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
•
Payors - We partner with payors to deliver access to high-quality outpatient mental health care to their members at scale. Through our extensive scale, we offer payors a pathway to reduce overall cost of care in the broader healthcare system while supporting improved physical and mental health outcomes.
•
Primary care and specialist physicians - We collaborate with primary care and specialist physicians to enhance patient care. Primary care is an important setting for the treatment of mental health conditions—primary care physicians are often the sole contact of patients with a mental illness and, in many instances where patients have a chronic condition, specialist physicians step into the role of primary physicians. We partner with primary care physicians and specialist physician groups across the country to provide a mental healthcare network for referrals and, in certain instances, through virtual and physical co-location to improve the diagnosis and treatment of their patients.

COVID-19 Impact

With the COVID-19 pandemic placing an unprecedented strain on daily life, existing trends in mental health care have worsened dramatically since the beginning of the pandemic. The pandemic and post-pandemic measures have resulted in dramatically increasing stressors and leading to declines in overall mental and physical health.

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

Our Clinicians

As of March 31, 2023, we employed 5,961 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity. We believe our dedicated employment model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base from our current base of 5,961 clinicians employed through our subsidiaries and affiliated practices, as of March 31, 2023. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2022, our clinicians treated more than 680,000 unique patients through 5.7 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental health care is a key driver of our patient growth. We believe we provide a superior and differentiated mental health care experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Our Primary Care and Specialist Physician Referral Relationships

We have built a powerful patient referral network through partnerships with primary care physicians and specialist physician groups across the country. We deliver value to our provider partners by offering a more efficient referral pathways, delivering improved outcomes for our shared patients, and enabling more integrated care and lower total health care costs. As we continue to scale nationally, we plan to partner with additional hospital systems, large primary care groups and other specialist groups to help streamline their mental health network needs and drive continued patient growth across our platform. Our vision over time is to further integrate our mental health care services with those of our medical provider partners. By co-locating and driving towards integration with primary care and specialty providers, we can enhance our clinician’s access to patients. We anticipate that we will continue to grow these relationships while evolving our offering toward a fully-integrated care model in which primary care and our mental health clinicians work together to develop and provide personalized treatment plans for shared patients. We believe these efforts will help to further align our model with that of other health care providers increasing our value to them and driving new opportunities to partner to grow our patient base and revenue opportunities.

Our Payors

Our payor relationships, including national contracts with multiple payors, allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, and stronger member and client value proposition through the offering of in-network mental health services. The strength of our payor relationships and our value proposition allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to establish new payor relationships and national contracts while also seeking to drive regional rate improvement to support continued investment in our differentiated model for delivering mental healthcare. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

De Novo Builds

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing metropolitan statistical areas. From our inception in 2017 through March 31, 2023, we have successfully opened 319 de novo centers, including 3 de novo centers in 2023, 90 de novo centers in 2022, and 106 de novo centers in 2021. We believe there is a significant opportunity to use de novo center openings to address potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians. We continue to utilize a more sustainable design for all new de novo centers that reimagines the mental healthcare experience for both patients and clinicians while reinforcing our commitment to sustainability.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Total revenue	$252,589	$203,095
Revenue growth	24%	42%
Loss from operations	(34,093)	(64,851)
Center Margin	69,602	54,202
Net loss	(34,242)	(62,328)
Adjusted EBITDA	10,104	12,482

Center Margin and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles ("GAAP") and are not intended to be substitutes for any GAAP financial measures, including revenue, loss from operations or net loss, and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Loss from operations	$(34,093)	$(64,851)
Adjusted for:
Depreciation and amortization	19,069	15,684
General and administrative expenses (1)	84,626	103,369
Center Margin	$69,602	$54,202

(1)
Represents salaries, wages and employee benefits for our executive leadership, finance, human resources, marketing, billing and credentialing support and technology infrastructure and stock-based compensation for all employees.

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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax benefit, (gain) loss on remeasurement of contingent consideration, stock-based compensation, loss on disposal of assets, transaction costs, executive transition costs, litigation costs, strategic initiatives, and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three months ended March 31, 2023 and 2022. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended March 31,
	2023	2022
(in thousands)
Net loss	$(34,242)	$(62,328)
Adjusted for:
Interest expense, net	5,092	3,441
Depreciation and amortization	19,069	15,684
Income tax benefit	(4,037)	(6,676)
(Gain) loss on remeasurement of contingent consideration	(1,037)	434
Stock-based compensation expense	23,866	59,855
Loss on disposal of assets	45	—
Transaction costs (1)	86	278
Executive transition costs	160	—
Litigation costs (2)	403	—
Strategic initiatives (3)	407	—
Other expenses (4)	292	1,794
Adjusted EBITDA	$10,104	$12,482

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions.
(2)
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
(3)
Represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to our systems strategic initiatives.
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

	Three Months Ended March 31,
	2023	2022
(in thousands)
Acquired center integration (1)	$109	$598
Former owner fees (2)	38	227
Other (3)	145	969
Total	$292	$1,794

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

Results of Operations

The following table sets forth a summary of our financial results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
TOTAL REVENUE	$252,589	$203,095
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	182,987	148,893
General and administrative expenses	84,626	103,369
Depreciation and amortization	19,069	15,684
Total operating expenses	$286,682	$267,946
LOSS FROM OPERATIONS	$(34,093)	$(64,851)
OTHER INCOME (EXPENSE)
Gain (loss) on remeasurement of contingent consideration	1,037	(434)
Transaction costs	(86)	(278)
Interest expense, net	(5,092)	(3,441)
Other expense	(45)	—
Total other expense	$(4,186)	$(4,153)
LOSS BEFORE INCOME TAXES	(38,279)	(69,004)
INCOME TAX BENEFIT	4,037	6,676
NET LOSS	$(34,242)	$(62,328)

Total Revenue

Total revenue increased $49.5 million, or 24%, to $252.6 million for the three months ended March 31, 2023 from $203.1 million for the three months ended March 31, 2022. This was primarily due to an increase composed of $48.8 million of patient service revenue due to an increase in patient visits and $0.7 million of nonpatient revenue.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $34.1 million, or 23%, to $183.0 million for the three months ended March 31, 2023 from $148.9 million for the three months ended March 31, 2022. This was primarily due to a $32.4 million increase in center-based compensation due to the increase in clinicians and visits and a $1.7 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in our number of centers.

General and administrative expenses

General and administrative expenses decreased $18.8 million, or 18%, to $84.6 million for the three months ended March 31, 2023 from $103.4 million for the three months ended March 31, 2022. This was primarily due to a decrease of $36.0 million in stock-based compensation expense primarily relating to RSAs and the RSUs granted at the time of our initial public offering ("IPO") without a similar expense in 2023, which was offset by increases in salaries, wages and employee benefits of $11.2 million, $1.6 million in occupancy costs and $4.4 million in other operating expenses, including professional services.

Depreciation and amortization

Depreciation and amortization expense increased $3.4 million to $19.1 million for the three months ended March 31, 2023 from $15.7 million for the three months ended March 31, 2022. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Gain (loss) on remeasurement of contingent consideration

Gain (loss) on remeasurement of contingent consideration increased $1.4 million to a $1.0 million gain for the three months ended March 31, 2023 from a $0.4 million loss for the three months ended March 31, 2022. This was primarily due to changes in the weighted probability of achieving the performance and operational targets.

Transaction costs

Transaction costs decreased $0.2 million to $0.1 million for the three months ended March 31, 2023 from $0.3 million for the three months ended March 31, 2022. Transaction costs decreased primarily due to fewer corporate transactions.

Interest Expense, net

Interest expense increased $1.7 million to $5.1 million for the three months ended March 31, 2023 from $3.4 million for the three months ended March 31, 2022. This increase was primarily due to higher borrowings outstanding during the period.

Income Tax Benefit

Income tax benefit decreased $2.7 million to $4.0 million for the three months ended March 31, 2023 from a $6.7 million benefit for the three months ended March 31, 2022 primarily due to the decrease in taxable loss and non-deductible equity awards for the three months ended March 31, 2023.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on May 4, 2022 by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2022 Credit Agreement"). We had cash and cash equivalents of $68.3 million and $108.6 million as of March 31, 2023 and December 31, 2022.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our March 31, 2023 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2022 and March 31, 2023, there was an aggregate principal amount of $234.0 million and $233.4 million outstanding under the 2022 Credit Agreement, respectively. As of March 31, 2023, our non-cancellable future minimum operating lease payments totaled $296.9 million.

Debt

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

The 2022 Credit Agreement also contains a maximum first lien net leverage ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such test period, in each case on a pro forma basis. As of March 31, 2023, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Net cash (used in) provided by operating activities	$(7,890)	$3,308
Net cash used in investing activities	(27,549)	(50,855)
Net cash (used in) provided by financing activities	(4,888)	13,508
Net decrease in cash and cash equivalents	$(40,327)	$(34,039)
Cash and cash equivalents, beginning of period	108,621	148,029
Cash and cash equivalents, end of period	$68,294	$113,990

Cash Flows (Used In) Provided By Operating Activities

During the three months ended March 31, 2023, operating activities used $7.9 million of cash, primarily impacted by our $34.2 million net loss and $52.6 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $26.3 million. During the three months ended March 31, 2022, operating activities provided $3.3 million of cash, primarily impacted by our $62.3 million net loss and $76.2 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $10.6 million.

Cash Flows Used In Investing Activities

During the three months ended March 31, 2023, investing activities used $27.5 million of cash, primarily resulting from our business acquisitions totaling $19.8 million and purchases of property and equipment of $7.7 million. During the three months ended March 31, 2022, investing activities used $50.9 million of cash, primarily resulting from our business acquisitions of $23.0 million and purchases of property and equipment of $27.9 million.

Cash Flows (Used In) Provided By Financing Activities

During the three months ended March 31, 2023, financing activities used $4.9 million of cash, resulting from payments of loan obligations of $0.6 million and payments of contingent consideration of $4.3 million. During the three months ended March 31, 2022, financing activities provided $13.5 million of cash, resulting primarily from borrowings of $20.0 million under the May 2020 Credit Agreement, partially offset by payments of loan obligations of $0.3 million and payments of contingent consideration of $5.7 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended March 31, 2023. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of March 31, 2023, we had an aggregate principal amount of $233.4 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of March 31, 2023. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of March 31, 2023, our remediation measures are ongoing and include the following:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of certain legal proceedings in which we are involved, please read Note 12, Commitments and Contingencies, to our unaudited consolidated financial statements in this report, which is incorporated into this item by reference.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Second Amended and Restated Bylaws of LifeStance Health Group, Inc.	8-K	001-40478	3.1	3/8/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeStance Health Group, Inc.

Date: May 10, 2023	By:	/s/ David Bourdon
David Bourdon
Chief Financial Officer and Treasurer (principal financial and accounting officer)