Form 10-Q
period 2023-06-30
LifeStance Health Group, Inc.
filed 2023-08-09
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 378,005,241 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended June 30, 2023

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	June 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$79,605	$108,621
Patient accounts receivable, net	121,796	100,868
Prepaid expenses and other current assets	36,480	23,734
Total current assets	237,881	233,223
NONCURRENT ASSETS
Property and equipment, net	193,144	194,189
Right-of-use assets	191,381	199,431
Intangible assets, net	243,788	263,294
Goodwill	1,293,502	1,272,939
Other noncurrent assets	11,221	10,795
Total noncurrent assets	1,933,036	1,940,648
Total assets	$2,170,917	$2,173,871
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,044	$12,285
Accrued payroll expenses	81,144	75,650
Other accrued expenses	34,348	30,428
Current portion of contingent consideration	10,537	15,876
Operating lease liabilities, current	43,446	38,824
Other current liabilities	3,335	2,936
Total current liabilities	180,854	175,999
NONCURRENT LIABILITIES
Long-term debt, net	248,718	225,079
Operating lease liabilities, noncurrent	205,586	212,586
Deferred tax liability, net	38,324	38,701
Other noncurrent liabilities	2,559	2,783
Total noncurrent liabilities	495,187	479,149
Total liabilities	$676,041	$655,148
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of June 30, 2023 and December 31, 2022; 378,005 and 375,964 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3,782	3,761
Additional paid-in capital	2,141,247	2,084,324
Accumulated other comprehensive income	4,151	3,274
Accumulated deficit	(654,304)	(572,636)
Total stockholders' equity	1,494,876	1,518,723
Total liabilities and stockholders’ equity	$2,170,917	$2,173,871

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TOTAL REVENUE	$259,578	$209,527	$512,167	$412,622
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	186,607	149,697	369,594	298,590
General and administrative expenses	101,854	103,559	186,480	206,928
Depreciation and amortization	19,530	16,743	38,599	32,427
Total operating expenses	$307,991	$269,999	$594,673	$537,945
LOSS FROM OPERATIONS	$(48,413)	$(60,472)	$(82,506)	$(125,323)
OTHER INCOME (EXPENSE)
Gain (loss) on remeasurement of contingent consideration	1,539	(180)	2,576	(614)
Transaction costs	(3)	(19)	(89)	(297)
Interest expense, net	(5,119)	(7,133)	(10,211)	(10,574)
Other expense	(24)	—	(69)	—
Total other expense	$(3,607)	$(7,332)	$(7,793)	$(11,485)
LOSS BEFORE INCOME TAXES	(52,020)	(67,804)	(90,299)	(136,808)
INCOME TAX BENEFIT (PROVISION)	6,542	(923)	10,579	5,753
NET LOSS	$(45,478)	$(68,727)	$(79,720)	$(131,055)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.13)	(0.19)	(0.22)	(0.37)
Weighted-average shares used to compute basic and diluted net loss per share	363,161	353,729	362,039	352,297

NET LOSS	$(45,478)	$(68,727)	$(79,720)	$(131,055)
OTHER COMPREHENSIVE INCOME
Unrealized gains on cash flow hedge, net of tax	2,147	—	877	—
COMPREHENSIVE LOSS	$(43,331)	$(68,727)	$(78,843)	$(131,055)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2023	376,537	$3,767	$2,108,184	$2,004	$(608,826)	$1,505,129
Net loss	—	—	—	—	(45,478)	(45,478)
Issuance of common stock upon vesting of restricted stock units	2,295	23	(23)	—	—	—
Forfeitures	(827)	(8)	(26)	—	—	(34)
Other comprehensive income	—	—	—	2,147	—	2,147
Stock-based compensation expense	—	—	33,112	—	—	33,112
Balances at June 30, 2023	378,005	$3,782	$2,141,247	$4,151	$(654,304)	$1,494,876

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2022	374,323	$3,744	$1,958,174	$(419,400)	$1,542,518
Net loss	—	—	—	(68,727)	(68,727)
Issuance of common stock upon vesting of restricted stock units	1,858	19	(19)	—	—
Stock-based compensation expense	—	—	57,510	—	57,510
Balances at June 30, 2022	376,181	$3,763	$2,015,665	$(488,127)	$1,531,301

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(79,720)	(79,720)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	4,006	40	(40)	—	—	—
Forfeitures	(1,965)	(19)	(3,380)	—	—	(3,399)
Other comprehensive income	—	—	—	877	—	877
Stock-based compensation expense	—	—	60,343	—	—	60,343
Balances at June 30, 2023	378,005	$3,782	$2,141,247	$4,151	$(654,304)	$1,494,876

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Units	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$(357,072)	$1,545,028
Net loss	—	—	—	(131,055)	(131,055)
Issuance of common stock upon vesting of restricted stock units	1,954	20	(57)	—	(37)
Forfeitures	(28)	—	(185)	—	(185)
Stock-based compensation expense	—	—	117,550	—	117,550
Balances at June 30, 2022	376,181	$3,763	$2,015,665	$(488,127)	$1,531,301

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,720)	$(131,055)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38,599	32,427
Non-cash operating lease costs	20,263	—
Stock-based compensation	56,944	117,365
Loss on debt extinguishment	—	3,380
Amortization of discount and debt issue costs	1,076	748
(Gain) loss on remeasurement of contingent consideration	(2,576)	614
Other, net	2,708	—
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(20,558)	(21,900)
Prepaid expenses and other current assets	(15,176)	(5,351)
Accounts payable	(5,395)	1,731
Accrued payroll expenses	5,158	(289)
Operating lease liabilities	(16,929)	—
Other accrued expenses	7,282	13,471
Net cash (used in) provided by operating activities	$(8,324)	$11,141
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,310)	(53,775)
Acquisitions of businesses, net of cash acquired	(19,820)	(35,118)
Net cash used in investing activities	$(39,130)	$(88,893)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	25,000	228,000
Payments of debt issue costs	(188)	(7,184)
Payments of long-term debt	(1,173)	(181,230)
Prepayment for debt paydown	—	(1,609)
Payments of contingent consideration	(5,201)	(11,090)
Taxes related to net share settlement of equity awards	—	(478)
Net cash provided by financing activities	$18,438	$26,409
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,016)	(51,343)
Cash and Cash Equivalents - Beginning of period	108,621	148,029
CASH AND CASH EQUIVALENTS – END OF PERIOD	$79,605	$96,686
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$9,830	$4,927
Cash paid for taxes, net of refunds	$313	$860
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through finance leases	$—	$256
Contingent consideration incurred in acquisitions of businesses	$1,985	$5,683
Acquisition of property and equipment included in liabilities	$6,238	$13,055

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023, there have been no significant changes to these policies other than the addition to the cash and cash equivalents policy further described below.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at June 30, 2023 and December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents consist of demand deposits held with financial institutions and investments in money market funds.

Emerging Growth Company Status

The Company is currently an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company's unaudited consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As of June 30, 2023, the market value of the Company's common stock held by non-affiliates exceeded $700 million. As a result, the Company will become a large accelerated filer beginning January 1, 2024 for future filings and will no longer be an emerging growth company. As a large accelerated filer, the Company will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to the Company due to its status as an emerging growth company. These requirements include, but are not limited to: the requirement that the Company's independent registered public accounting firm attest to the effectiveness of the Company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002; compliance with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors' report providing additional information about the audit and the financial statements; the requirement that the Company provide more detailed disclosures regarding executive compensation; and, the requirement that the Company hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

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

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$235,896	91%	$189,061	91%	$464,815	91%	$372,670	91%
Government	10,999	4%	9,063	4%	21,950	4%	17,896	4%
Self-pay	10,384	4%	8,723	4%	20,131	4%	17,098	4%
Total patient service revenue	257,279	99%	206,847	99%	506,896	99%	407,664	99%
Nonpatient service revenue	2,299	1%	2,680	1%	5,271	1%	4,958	1%
Total	$259,578	100%	$209,527	100%	$512,167	100%	$412,622	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Payor A	19%	19%	19%	19%
Payor B	13%	14%	13%	14%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Leasehold improvements	$162,494	$148,249
Computers and peripherals	27,701	26,650
Internal-use software	8,352	7,894
Furniture, fixtures and equipment	40,709	36,437
Medical equipment	950	950
Construction in process	11,285	16,892
Total	$251,491	$237,072
Less: Accumulated depreciation	(58,347)	(42,883)
Total property and equipment, net	$193,144	$194,189

Depreciation expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$9,354	$6,750	$18,250	$12,477

NOTE 5 LEASES

The Company adopted ASC 842 on January 1, 2022 utilizing the private company effective date which did not require adoption of the new standard for any interim periods of the fiscal year in which it was adopted. As of December 31, 2022 and June 30, 2023 and for the three and six months ended June 30, 2023, the Company accounts for its leases in accordance with ASC 842. For the comparative interim periods prior to 2023, the Company prepared its quarterly unaudited consolidated financial statements in accordance with ASC 840, which is a basis different from that of the current year. Accordingly, for the comparative three and six months ended June 30, 2022 leases are presented in accordance with ASC 840.

The Company leases its office facilities and office equipment which are accounted for as operating leases. Some leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from one to seven years.

The components of lease expense for the Company's operating leases in its unaudited consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease costs	$14,264	$28,572

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	5.0	5.3
Weighted-average discount rate	6.77%	6.47%

Supplemental cash flow information related to operating leases was as follows:

Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30,995
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$14,554

The future minimum lease payments under noncancellable operating leases as of June 30, 2023 are as follows:

Year Ended December 31,	Amount
Remainder of 2023	$25,987
2024	64,960
2025	61,345
2026	53,713
2027	40,457
Thereafter	49,810
Total lease payments	$296,272
Less: imputed interest	(47,240)
Total lease liabilities	$249,032

The Company incurred $205 and $417 in related-party lease expense in its unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023, respectively. The Company recognized the following amounts in its unaudited consolidated balance sheets in connection with leases with related parties:

	June 30, 2023	December 31, 2022
Right-of-use assets	$2,770	$5,058
Operating lease liabilities, current	549	1,324
Operating lease liabilities, noncurrent	2,315	3,902

Total rent expense amounted to as follows in the unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Related-party rent expense	$391	$778
Third-party rent expense	12,137	23,296
Total lease cost	$12,528	$24,074

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2022	$1,272,939
Business acquisitions (Note 7)	20,733
Measurement period adjustments	(170)
Balance as of June 30, 2023	$1,293,502

Intangible Assets

Intangible assets consist of the following:

June 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(20,358)	$16,336	5.0
LifeStance trade names	235,500	(32,791)	202,709	22.5
Non-competition agreements	94,535	(69,792)	24,743	4.2
Total intangible assets	$366,729	$(122,941)	$243,788

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,259	$(16,688)	$19,571	5.0
LifeStance trade names	235,500	(27,557)	207,943	22.5
Non-competition agreements	94,127	(58,347)	35,780	4.2
Total intangible assets	$365,886	$(102,592)	$263,294

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$10,176	$9,993	$20,349	$19,950

NOTE 7 BUSINESS COMBINATIONS

During the three months ended June 30, 2022 and six months ended June 30, 2023 and 2022, the Company completed the acquisitions of 4, 3 and 6 outpatient mental health practices, respectively. There were no completed acquisitions during the three months ended June 30, 2023. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

	Three Months Ended	Six Months Ended June 30,
	June 30, 2022	2023	2022
Cash consideration	$12,600	$20,000	$35,925
Contingent consideration, at initial fair value	3,213	1,985	5,683
Total consideration transferred	$15,813	$21,985	$41,608

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Three Months Ended	Six Months Ended June 30,
Allocation of Purchase Price	June 30, 2022	2023	2022
Cash	$430	$181	$851
Patient accounts receivable	707	372	1,193
Prepaid expenses and other current assets	166	138	230
Property and equipment	19	221	53
Right-of-use assets	—	368	—
Other noncurrent assets	53	22	56
Intangible assets	901	843	1,683
Goodwill	14,526	20,733	39,227
Total assets acquired	16,802	22,878	43,293
Total liabilities assumed	989	893	1,685
Fair value of net assets	$15,813	$21,985	$41,608

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

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Three Months Ended	Six Months Ended June 30,
	June 30, 2022	2023	2022
Regional trade names (1)	$555	$435	$897
Non-competition agreements (2)	346	408	786
Total	$901	$843	$1,683
(1)
Useful lives for regional trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 8).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Three Months Ended	Six Months Ended June 30,
Contingent consideration	June 30, 2022	2023	2022
Maximum contingent consideration based on acquisition agreements	$4,200	$2,650	$7,200

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

NOTE 8 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of June 30, 2023 and December 31, 2022.

Valuation Technique	Range of Significant Assumptions
		June 30, 2023	December 31, 2022
Probability-weighted analysis	Probability	50% - 100%	50% - 100%
based earn-outs	Discount rate	9.0%	8.0%

As of June 30, 2023 and December 31, 2022, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. The noncurrent portion of the contingent consideration liability is included within other noncurrent liabilities on the unaudited consolidated balance sheets.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of June 30, 2023, the notional value was $187,583. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

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

For the three and six months ended June 30, 2023, the Company included an immaterial gain on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the unaudited consolidated statements of operations and comprehensive loss.

The following table summarizes the location of the interest rate swap in the unaudited consolidated balance sheets:

	Consolidated balance sheets location	June 30, 2023	December 31, 2022
Interest rate swap	Other noncurrent assets	$5,611	$4,426

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2023	December 31, 2022
Assets Measured at Fair Value
Money market funds	$57,021	$—
Level 1	$57,021	$—
Interest rate swap asset	$5,611	$4,426
Level 2	$5,611	$4,426
Total assets measured at fair value	$62,632	$4,426

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$17,824	$17,430
Additions related to acquisitions	1,985	11,221
Payments of contingent consideration	(5,201)	(12,515)
(Gain) loss on remeasurement	(2,576)	1,688
Ending balance	12,032	17,824
Level 3	$12,032	$17,824
Total liabilities measured at fair value	$12,032	$17,824

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

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at June 30, 2023 and December 31, 2022.

Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
Term loans	$198,500	$199,500
Delayed Draw loans	59,291	34,464
Total long-term debt	257,791	233,964
Less: Current portion of long-term debt	(2,595)	(2,345)
Less: Unamortized discount and debt issue costs (1)	(6,478)	(6,540)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$248,718	$225,079
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense, net	$5,119	$7,133	$10,211	$10,574

Future principal payments on long-term debt as of June 30, 2023 are as follows:

Year Ended December 31,	Amount
Remainder of 2023	$1,298
2024	2,595
2025	2,595
2026	2,595
2027	2,595
Thereafter	246,113
Total	$257,791

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at June 30, 2023 and December 31, 2022 was $262,681 and $235,049, respectively.

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

In April 2023, the Company drew $25,000 from the aforementioned revolving loan and converted the outstanding balance on the revolving loan to a delayed draw term loan in May 2023. There are no amounts outstanding on the revolving loan as of June 30, 2023 and December 31, 2022.

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

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the six months ended June 30, 2023:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	16,796	$11.98
Vested	(9,095)	11.98
Forfeited	(1,965)	11.98
Unvested, June 30, 2023	5,736	$11.98

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the six months ended June 30, 2023:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	14,203	$10.61
Granted	17,755	6.08
Vested	(4,006)	12.86
Canceled and forfeited	(2,143)	9.39
Outstanding, June 30, 2023	25,809	$7.25

Stock Options

The following is a summary of stock option activity as of and for the six months ended June 30, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	13,476	$7.42	9.70	$—
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, June 30, 2023	13,476	$7.42	9.21	$23,083
Vested or expected to vest at June 30, 2023	13,476	$7.42	9.21	$23,083

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSAs, RSUs, and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$33,078	$57,510	$56,944	$117,365

As of June 30, 2023, the Company had $199,683 in unrecognized compensation expense related to all non-vested awards (RSAs, RSUs and stock options) that will be recognized over the weighted-average remaining service period of 2.4 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 14 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 30, 2023, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 11 INCOME TAXES

The (benefit) provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Benefit) provision for income taxes	$(6,542)	$923	$(10,579)	$(5,753)

The effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate	12.6%	(1.4)%	11.7%	4.2%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of June 30, 2023 and December 31, 2022.

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

Litigation

The Company may be involved from time-to-time in legal actions relating to the ownership and operations of its business. Liabilities related to loss contingencies are recognized when the Company believes it is probable a liability has occurred and the amount can be reasonably estimated by management. The Company will establish an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.

On August 10, 2022, a shareholder class action lawsuit captioned Nayani v. LifeStance Health Group, Inc., et al. was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain executives and board members (the “LifeStance Defendants”), as well as the underwriters of the Company’s initial public offering (the “IPO”) (collectively, “Defendants”). The lawsuit alleges, in part, that the Defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”) because the IPO registration statement purportedly contained inaccurate and misleading statements and/or failed to disclose certain facts concerning patient visits and clinician retention. The lawsuit also asserts that the LifeStance Defendants violated Section 15 of the Securities Act because they are control persons of the Company. The lawsuit seeks unspecified monetary damages and purports to represent all shareholders who purchased the Company’s common stock pursuant to the IPO registration statement. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of June 30, 2023.

NOTE 13 NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss available to common stockholders'	$(45,478)	$(68,727)	$(79,720)	$(131,055)
Weighted-average shares used to compute basic and diluted net loss per share	363,161	353,729	362,039	352,297
Net loss per share, basic and diluted	$(0.13)	$(0.19)	$(0.22)	$(0.37)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share for the three and six months ended June 30, 2023 and 2022 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 10 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of June 30,
	2023	2022
RSAs	5,736	19,081
RSUs	25,809	14,994
Stock options	13,476	—
	45,021	34,075

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

Our Business

We are reimagining mental health through a disruptive, tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 6,132 licensed mental health clinicians as of June 30, 2023. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

COVID-19 Impact

We believe the COVID-19 pandemic represented a paradigm shift in the importance of and focus on mental health care. We saw a significant increase in patient demand as well as payor and employer adoption of mental health coverage options during the pandemic. However, as the pandemic surged and waned, we believe there has been some impact on our operations, including due to patient and clinician illness, which resulted in cancellations of appointments, deferrals and fewer appointments initially scheduled.

Key Factors Affecting Our Results

Expanding Center Capacity and Visits Within Existing Centers

We have built a powerful organic growth engine that enables us to drive growth within our existing footprint.

Our Clinicians

As of June 30, 2023, we employed 6,132 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity. We believe our dedicated employment model offers a superior value proposition compared to independent practice. Our network relationships provide clinicians with ready access to patients. We also enable clinicians to manage their own patient volumes. Our platform promotes a clinically-driven professional culture and streamlines patient access and care delivery, while optimizing practice administration processes through technology. We believe we are an employer of choice in mental health, allowing us to employ highly qualified clinicians.

We believe we have significant opportunity to grow our employed clinician base from our current base of 6,132 clinicians employed through our subsidiaries and affiliated practices, as of June 30, 2023. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

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

Expand and Optimize our Center Base Within Existing and New Markets

We believe we have developed a highly replicable playbook that allows us to enter new markets and pursue growth through multiple vectors. We typically identify new markets based on the core characteristics of patient population demographics, substantial clinician recruiting opportunities, untreated patient communities and a diverse group of payors. To enter new markets, we seek to open de novo centers or acquire high-quality practices with a track record of clinical excellence and in-network payor relationships. Once we enter a new market, our powerful organic growth engine drives our growth through de novo openings, center expansion and optimization, clinician recruiting and tuck-in acquisitions.

De Novo Builds

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing metropolitan statistical areas. From our inception in 2017 through June 30, 2023, we have successfully opened 331 de novo centers, including 15 de novo centers in 2023, 90 de novo centers in 2022, and 106 de novo centers in 2021. We believe there is a significant opportunity to use de novo center openings to address potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians. We continue to utilize a more sustainable design for all new de novo centers that reimagines the mental healthcare experience for both patients and clinicians while reinforcing our commitment to sustainability.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Total revenue	$259,578	$209,527	$512,167	$412,622
Revenue growth	24%	31%	24%	36%
Loss from operations	(48,413)	(60,472)	(82,506)	(125,323)
Center Margin	72,971	59,830	142,573	114,032
Net loss	(45,478)	(68,727)	(79,720)	(131,055)
Adjusted EBITDA	14,065	14,632	24,169	27,114

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Loss from operations	$(48,413)	$(60,472)	$(82,506)	$(125,323)
Adjusted for:
Depreciation and amortization	19,530	16,743	38,599	32,427
General and administrative expenses (1)	101,854	103,559	186,480	206,928
Center Margin	$72,971	$59,830	$142,573	$114,032

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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax (benefit) provision, (gain) loss on remeasurement of contingent consideration, stock-based compensation, loss on disposal of assets, transaction costs, executive transition costs, litigation costs, strategic initiatives, special charges, and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three and six months ended June 30, 2023 and 2022. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Net loss	$(45,478)	$(68,727)	$(79,720)	$(131,055)
Adjusted for:
Interest expense, net	5,119	7,133	10,211	10,574
Depreciation and amortization	19,530	16,743	38,599	32,427
Income tax (benefit) provision	(6,542)	923	(10,579)	(5,753)
(Gain) loss on remeasurement of contingent consideration	(1,539)	180	(2,576)	614
Stock-based compensation expense	33,078	57,510	56,944	117,365
Loss on disposal of assets	24	—	69	—
Transaction costs (1)	3	19	89	297
Executive transition costs	362	—	522	—
Litigation costs (2)	3,446	—	3,849	—
Strategic initiatives (3)	2,045	—	2,452	—
Special charges (4)	3,720	—	3,720	—
Other expenses (5)	297	851	589	2,645
Adjusted EBITDA	$14,065	$14,632	$24,169	$27,114

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

(4)
Special charges include certain asset impairment costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization project to consolidate our physical footprint.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Acquired center integration (1)	$210	$615	$319	$1,213
Former owner fees (2)	46	60	84	287
Other (3)	41	176	186	1,145
Total	$297	$851	$589	$2,645

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
(3)
Primarily includes severance expense unrelated to integration services.

Results of Operations

The following table sets forth a summary of our financial results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
TOTAL REVENUE	$259,578	$209,527	$512,167	$412,622
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	186,607	149,697	369,594	298,590
General and administrative expenses	101,854	103,559	186,480	206,928
Depreciation and amortization	19,530	16,743	38,599	32,427
Total operating expenses	$307,991	$269,999	$594,673	$537,945
LOSS FROM OPERATIONS	$(48,413)	$(60,472)	$(82,506)	$(125,323)
OTHER INCOME (EXPENSE)
Gain (loss) on remeasurement of contingent consideration	1,539	(180)	2,576	(614)
Transaction costs	(3)	(19)	(89)	(297)
Interest expense, net	(5,119)	(7,133)	(10,211)	(10,574)
Other expense	(24)	—	(69)	—
Total other expense	$(3,607)	$(7,332)	$(7,793)	$(11,485)
LOSS BEFORE INCOME TAXES	(52,020)	(67,804)	(90,299)	(136,808)
INCOME TAX BENEFIT (PROVISION)	6,542	(923)	10,579	5,753
NET LOSS	$(45,478)	$(68,727)	$(79,720)	$(131,055)

Total Revenue

Total revenue increased $50.1 million, or 24%, to $259.6 million for the three months ended June 30, 2023 from $209.5 million for the three months ended June 30, 2022. This was primarily due to an increase composed of $50.4 million of patient service revenue due to an increase in patient visits and slightly offset by a decrease of $0.3 million of nonpatient revenue.

Total revenue increased $99.6 million, or 24%, to $512.2 million for the six months ended June 30, 2023 from $412.6 million for the six months ended June 30, 2022. This was primarily due to an increase composed of $99.3 million of patient service revenue due to an increase in patient visits and $0.3 million of nonpatient revenue.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $36.9 million, or 25%, to $186.6 million for the three months ended June 30, 2023 from $149.7 million for the three months ended June 30, 2022. This was primarily due to a $34.4 million increase in center-based compensation due to the increase in clinicians and visits and a $2.5 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in our number of centers.

Center costs, excluding depreciation and amortization increased $71.0 million, or 24%, to $369.6 million for the six months ended June 30, 2023 from $298.6 million for the six months ended June 30, 2022. This was primarily due to a $66.7 million increase in center-based compensation due to the increase in clinicians and visits and a $4.3 million increase in occupancy costs consisting of center rent and utilities and other operating expenses consisting of office supplies and insurance due to the increase in our number of centers.

General and administrative expenses

General and administrative expenses decreased $1.7 million, or 2%, to $101.9 million for the three months ended June 30, 2023 from $103.6 million for the three months ended June 30, 2022. This was primarily due to a decrease of $24.4 million in stock-based compensation expense primarily relating to RSAs and the RSUs granted at the time of our initial public offering ("IPO") without a similar expense in 2023, which was offset by increases in salaries, wages and employee benefits of $9.3 million, $5.7 million in occupancy costs and $7.7 million in other operating expenses, including professional services.

General and administrative expenses decreased $20.4 million, or 10%, to $186.5 million for the six months ended June 30, 2023 from $206.9 million for the six months ended June 30, 2022. This was primarily due to a decrease of $60.4 million in stock-based compensation expense primarily relating to RSAs and the RSUs granted at the time of our IPO without a similar expense in 2023, which was offset by increases in salaries, wages and employee benefits of $20.6 million, $7.3 million in occupancy costs and $12.1 million in other operating expenses, including professional services.

Depreciation and amortization

Depreciation and amortization expense increased $2.8 million to $19.5 million for the three months ended June 30, 2023 from $16.7 million for the three months ended June 30, 2022. This was primarily due to the amortization of intangibles and depreciation during the periods.

Depreciation and amortization expense increased $6.2 million to $38.6 million for the six months ended June 30, 2023 from $32.4 million for the six months ended June 30, 2022. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest Expense, net

Interest expense decreased $2.0 million to $5.1 million for the three months ended June 30, 2023 from $7.1 million for the three months ended June 30, 2022. This decrease was primarily due to the decrease of extinguishment of debt charge of $3.4 million related to the extinguishment of the May 2020 Credit Agreement during the second quarter of 2022 and offset by higher borrowings outstanding during the period.

Interest expense decreased $0.4 million to $10.2 million for the six months ended June 30, 2023 from $10.6 million for the six months ended June 30, 2022. This decrease was primarily due to the decrease of extinguishment of debt charge of $3.4 million related to the extinguishment of the May 2020 Credit Agreement during the second quarter of 2022 and offset by higher borrowings outstanding during the period.

Income Tax Benefit (Provision)

Income tax benefit increased $7.4 million to $6.5 million for the three months ended June 30, 2023 from a $0.9 million provision for the three months ended June 30, 2022 primarily due to non-deductible equity awards for the three months ended June 30, 2023.

Income tax benefit increased $4.8 million to $10.6 million for the six months ended June 30, 2023 from $5.8 million benefit for the six months ended June 30, 2022 primarily due to non-deductible equity awards for the six months ended June 30, 2023.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on May 4, 2022 by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2022 Credit Agreement"). We had cash and cash equivalents of $79.6 million and $108.6 million as of June 30, 2023 and December 31, 2022.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our June 30, 2023 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2022 and June 30, 2023, there was an aggregate principal amount of $234.0 million and $257.8 million outstanding under the 2022 Credit Agreement, respectively. As of June 30, 2023, our non-cancellable future minimum operating lease payments totaled $296.3 million.

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

The 2022 Credit Agreement also contains a maximum first lien net leverage ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such test period, in each case on a pro forma basis. As of June 30, 2023, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
(in thousands)
Net cash (used in) provided by operating activities	$(8,324)	$11,141
Net cash used in investing activities	(39,130)	(88,893)
Net cash provided by financing activities	18,438	26,409
Net decrease in cash and cash equivalents	$(29,016)	$(51,343)
Cash and cash equivalents, beginning of period	108,621	148,029
Cash and cash equivalents, end of period	$79,605	$96,686

Cash Flows (Used In) Provided By Operating Activities

During the six months ended June 30, 2023, operating activities used $8.3 million of cash, primarily impacted by our $79.7 million net loss and $117.0 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $45.6 million. During the six months ended June 30, 2022, operating activities provided $11.1 million of cash, primarily impacted by our $131.1 million net loss and $154.5 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $12.3 million.

Cash Flows Used In Investing Activities

During the six months ended June 30, 2023, investing activities used $39.1 million of cash, primarily resulting from our business acquisitions totaling $19.8 million and purchases of property and equipment of $19.3 million. During the six months ended June 30, 2022, investing activities used $88.9 million of cash, primarily resulting from our business acquisitions of $35.1 million and purchases of property and equipment of $53.8 million.

Cash Flows Provided By Financing Activities

During the six months ended June 30, 2023, financing activities provided $18.4 million of cash, resulting primarily from borrowings of $25.0 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $1.2 million, payments of debt issue costs of $0.2 million and payments of contingent consideration of $5.2 million. During the six months ended June 30, 2022, financing activities provided $26.4 million of cash, resulting primarily from borrowings of $228.0 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $181.2 million, a prepayment for the debt paydown under the May 2020 Credit Agreement of $1.6 million, payments of debt issue costs of $7.2 million and payments of contingent consideration of $11.1 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended June 30, 2023. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to our unaudited consolidated financial statements.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700 million. As a result, we will become a large accelerated filer beginning January 1, 2024 for future filings and will no longer be an emerging growth company. Therefore, as of that date, we will be required to comply with new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

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

As of June 30, 2023, we had an aggregate principal amount of $257.8 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of June 30, 2023. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of June 30, 2023, our remediation measures are ongoing and include the following:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

We will no longer qualify as an “emerging growth company” after December 31, 2023, and, as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” as defined in the JOBS Act. However, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2023, we will no longer qualify as an “emerging growth company” as of December 31, 2023 and will be a large accelerated filer beginning January 1, 2024 for future filings.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•
the requirement that we provide more detailed disclosures regarding executive compensation; and
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(g) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

LifeStance Health Group, Inc.

Date: August 9, 2023	By:	/s/ David Bourdon
David Bourdon
Chief Financial Officer and Treasurer (principal financial and accounting officer)