Form 10-Q
period 2023-09-30
LifeStance Health Group, Inc.
filed 2023-11-08
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40478

LifeStance Health Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1832801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 N. Scottsdale Road Suite 2300 Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 767-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LFST	The Nasdaq Stock Market LLC

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

As of November 1, 2023, the registrant had 378,607,491 shares of common stock, $0.01 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on March 9, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023, including, among other things:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended September 30, 2023

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	September 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$42,605	$108,621
Patient accounts receivable, net	149,716	100,868
Prepaid expenses and other current assets	71,929	23,734
Total current assets	264,250	233,223
NONCURRENT ASSETS
Property and equipment, net	190,067	194,189
Right-of-use assets	180,685	199,431
Intangible assets, net	233,615	263,294
Goodwill	1,293,426	1,272,939
Other noncurrent assets	13,023	10,795
Total noncurrent assets	1,910,816	1,940,648
Total assets	$2,175,066	$2,173,871
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,400	$12,285
Accrued payroll expenses	83,618	75,650
Other accrued expenses	91,030	30,428
Current portion of contingent consideration	8,964	15,876
Operating lease liabilities, current	43,604	38,824
Other current liabilities	3,258	2,936
Total current liabilities	240,874	175,999
NONCURRENT LIABILITIES
Long-term debt, net	248,371	225,079
Operating lease liabilities, noncurrent	191,515	212,586
Deferred tax liability, net	38,403	38,701
Other noncurrent liabilities	855	2,783
Total noncurrent liabilities	479,144	479,149
Total liabilities	$720,018	$655,148
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of September 30, 2023 and December 31, 2022; 378,607 and 375,964 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,788	3,761
Additional paid-in capital	2,162,766	2,084,324
Accumulated other comprehensive income	4,381	3,274
Accumulated deficit	(715,887)	(572,636)
Total stockholders' equity	1,455,048	1,518,723
Total liabilities and stockholders’ equity	$2,175,066	$2,173,871

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TOTAL REVENUE	$262,895	$217,560	$775,062	$630,182
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	186,686	157,267	556,280	455,857
General and administrative expenses	130,945	81,248	317,425	288,176
Depreciation and amortization	19,621	17,884	58,220	50,311
Total operating expenses	$337,252	$256,399	$931,925	$794,344
LOSS FROM OPERATIONS	$(74,357)	$(38,839)	$(156,863)	$(164,162)
OTHER INCOME (EXPENSE)
Gain on remeasurement of contingent consideration	1,867	1,176	4,443	562
Transaction costs	—	(210)	(89)	(507)
Interest expense, net	(5,477)	(4,189)	(15,688)	(14,763)
Other expense	(1)	(144)	(70)	(144)
Total other expense	$(3,611)	$(3,367)	$(11,404)	$(14,852)
LOSS BEFORE INCOME TAXES	(77,968)	(42,206)	(168,267)	(179,014)
INCOME TAX BENEFIT	16,385	4,353	26,964	10,106
NET LOSS	$(61,583)	$(37,853)	$(141,303)	$(168,908)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.17)	(0.11)	(0.39)	(0.48)
Weighted-average shares used to compute basic and diluted net loss per share	372,476	357,520	365,556	354,057

NET LOSS	$(61,583)	$(37,853)	$(141,303)	$(168,908)
OTHER COMPREHENSIVE INCOME
Unrealized gains on cash flow hedge, net of tax	230	3,185	1,107	3,185
COMPREHENSIVE LOSS	$(61,353)	$(34,668)	$(140,196)	$(165,723)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2023	378,005	$3,782	$2,141,247	$4,151	$(654,304)	$1,494,876
Net loss	—	—	—	—	(61,583)	(61,583)
Issuance of common stock upon vesting of restricted stock units	707	7	(7)	—	—	—
Forfeitures	(105)	(1)	1	—	—	—
Other comprehensive income	—	—	—	230	—	230
Stock-based compensation expense	—	—	21,525	—	—	21,525
Balances at September 30, 2023	378,607	$3,788	$2,162,766	$4,381	$(715,887)	$1,455,048

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2022	376,181	$3,763	$2,015,665	$—	$(488,127)	$1,531,301
Net loss	—	—	—	—	(37,853)	(37,853)
Issuance of common stock upon vesting of restricted stock units	46	—	—	—	—	—
Forfeitures	(185)	(2)	(863)	—	—	(865)
Other comprehensive income	—	—	—	3,185	—	3,185
Stock-based compensation expense	—	—	35,735	—	—	35,735
Balances at September 30, 2022	376,042	$3,761	$2,050,537	$3,185	$(525,980)	$1,531,503

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(141,303)	(141,303)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	4,713	47	(47)	—	—	—
Forfeitures	(2,070)	(20)	(3,379)	—	—	(3,399)
Other comprehensive income	—	—	—	1,107	—	1,107
Stock-based compensation expense	—	—	81,868	—	—	81,868
Balances at September 30, 2023	378,607	$3,788	$2,162,766	$4,381	$(715,887)	$1,455,048

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$—	$(357,072)	$1,545,028
Net loss	—	—	—	—	(168,908)	(168,908)
Issuance of common stock upon vesting of restricted stock units	2,000	20	(57)	—	—	(37)
Forfeitures	(213)	(2)	(1,048)	—	—	(1,050)
Other comprehensive income	—	—	—	3,185	—	3,185
Stock-based compensation expense	—	—	153,285	—	—	153,285
Balances at September 30, 2022	376,042	$3,761	$2,050,537	$3,185	$(525,980)	$1,531,503

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,303)	$(168,908)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	58,220	50,311
Non-cash operating lease costs	30,225	—
Stock-based compensation	78,469	152,235
Loss on debt extinguishment	—	3,380
Amortization of discount and debt issue costs	1,592	1,351
Gain on remeasurement of contingent consideration	(4,443)	(562)
Other, net	5,105	144
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(48,484)	(34,606)
Prepaid expenses and other current assets	(52,293)	(5,811)
Accounts payable	(3,848)	1,109
Accrued payroll expenses	7,622	(588)
Operating lease liabilities	(30,109)	—
Other accrued expenses	65,568	18,816
Net cash (used in) provided by operating activities	$(33,679)	$16,871
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,106)	(68,871)
Acquisitions of businesses, net of cash acquired	(19,820)	(40,294)
Net cash used in investing activities	$(48,926)	$(109,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	25,000	237,474
Payments of debt issue costs	(188)	(7,266)
Payments of long-term debt	(1,821)	(181,230)
Prepayment for debt paydown	—	(1,609)
Payments of contingent consideration	(6,402)	(12,290)
Taxes related to net share settlement of equity awards	—	(478)
Net cash provided by financing activities	$16,589	$34,601
NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,016)	(57,693)
Cash and Cash Equivalents - Beginning of period	108,621	148,029
CASH AND CASH EQUIVALENTS – END OF PERIOD	$42,605	$90,336
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$15,424	$9,518
Cash paid for taxes, net of refunds	$416	$1,780
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through finance leases	$—	$264
Contingent consideration incurred in acquisitions of businesses	$1,985	$7,719
Acquisition of property and equipment included in liabilities	$5,303	$8,607

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there have been no significant changes to these policies other than the addition to the cash and cash equivalents policy further described below.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at September 30, 2023 and December 31, 2022.

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

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$239,902	91%	$196,013	91%	$704,717	91%	$568,683	91%
Government	10,993	4%	9,648	4%	32,943	4%	27,544	4%
Self-pay	10,229	4%	9,489	4%	30,360	4%	26,587	4%
Total patient service revenue	261,124	99%	215,150	99%	768,020	99%	622,814	99%
Nonpatient service revenue	1,771	1%	2,410	1%	7,042	1%	7,368	1%
Total	$262,895	100%	$217,560	100%	$775,062	100%	$630,182	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Payor A	19%	19%	19%	19%
Payor B	13%	14%	13%	14%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Leasehold improvements	$163,654	$148,249
Computers and peripherals	26,741	26,650
Internal-use software	7,722	7,894
Furniture, fixtures and equipment	40,673	36,437
Medical equipment	842	950
Construction in process	14,505	16,892
Total	$254,137	$237,072
Less: Accumulated depreciation	(64,070)	(42,883)
Total property and equipment, net	$190,067	$194,189

Depreciation expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$9,448	$7,680	$27,698	$20,157

NOTE 5 LEASES

The Company adopted ASC 842 on January 1, 2022 utilizing the private company effective date which did not require adoption of the new standard for any interim periods of the fiscal year in which it was adopted. As of December 31, 2022 and September 30, 2023 and for the three and nine months ended September 30, 2023, the Company accounts for its leases in accordance with ASC 842. For the comparative interim periods prior to 2023, the Company prepared its quarterly unaudited consolidated financial statements in accordance with ASC 840, which is a basis different from that of the current year. Accordingly, for the comparative three and nine months ended September 30, 2022 leases are presented in accordance with ASC 840.

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

The components of lease expense for the Company's operating leases in its unaudited consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease costs	$14,270	$42,842

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	4.8	5.3
Weighted-average discount rate	6.93%	6.47%

Supplemental cash flow information related to operating leases was as follows:

Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$47,356
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$13,844

The future minimum lease payments under noncancellable operating leases as of September 30, 2023 are as follows:

Year Ended December 31,	Amount
Remainder of 2023	$9,794
2024	64,442
2025	61,036
2026	53,452
2027	40,192
Thereafter	50,154
Total lease payments	$279,070
Less: imputed interest	(43,951)
Total lease liabilities	$235,119

The Company incurred $191 and $608 in related-party lease expense in its unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively. The Company recognized the following amounts in its unaudited consolidated balance sheets in connection with leases with related parties:

	September 30, 2023	December 31, 2022
Right-of-use assets	$1,334	$5,058
Operating lease liabilities, current	233	1,324
Operating lease liabilities, noncurrent	1,116	3,902

Total rent expense amounted to as follows in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Related-party rent expense	$397	$1,175
Third-party rent expense	13,826	37,122
Total lease cost	$14,223	$38,297

Real Estate Optimization and Restructuring Charges

In 2023, the Company announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to the Company's business model driven by a shift to more virtual visits initiated by the COVID-19 pandemic. During the nine months ended September 30, 2023, the Company completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases. In connection with the real estate optimization initiative, the Company expects to incur approximately $10,000 in pre-tax charges in the year ended December 31, 2023, consisting of costs associated with center and corporate leased space reductions. The Company accounts for real estate optimization restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 360-10, Property, Plant, and Equipment. The costs are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

During the three months ended September 30, 2023, the Company recorded $1,257 of office space reductions, including primarily of $2,364 of property and equipment disposals and $1,602 of gains related to early lease terminations. During the nine months ended September 30, 2023, the Company recorded $4,977 of office space reductions, including primarily of $2,339 of right-of-use asset impairment, $2,664 of property and equipment disposal and impairment costs, and $1,610 of gains related to early lease terminations. The portion of these amounts to be settled by cash disbursements was accounted for as an exit cost liability within other current liabilities and other noncurrent liabilities within the unaudited consolidated balance sheets and are not material as of September 30, 2023.

The Company expects to incur the remaining approximately $5,000 in pre-tax charges in the fourth quarter of 2023.

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2022	$1,272,939
Business acquisitions (Note 7)	20,733
Measurement period adjustments	(246)
Balance as of September 30, 2023	$1,293,426

Intangible Assets

Intangible assets consist of the following:

September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(22,192)	$14,502	5.0
LifeStance trade names	235,500	(35,407)	200,093	22.5
Non-competition agreements	94,535	(75,515)	19,020	4.2
Total intangible assets	$366,729	$(133,114)	$233,615

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,259	$(16,688)	$19,571	5.0
LifeStance trade names	235,500	(27,557)	207,943	22.5
Non-competition agreements	94,127	(58,347)	35,780	4.2
Total intangible assets	$365,886	$(102,592)	$263,294

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$10,173	$10,204	$30,522	$30,154

NOTE 7 BUSINESS COMBINATIONS

During the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022, the Company completed the acquisitions of 3, 3 and 9 outpatient mental health practices, respectively. There were no completed acquisitions during the three months ended September 30, 2023. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2022	2023	2022
Cash consideration	$5,099	$20,000	$41,024
Cash consideration to be paid	251	—	251
Contingent consideration, at initial fair value	2,036	1,985	7,719
Total consideration transferred	$7,386	$21,985	$48,994

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Three Months Ended	Nine Months Ended September 30,
Allocation of Purchase Price	September 30, 2022	2023	2022
Cash	$173	$181	$1,024
Patient accounts receivable	649	372	1,842
Prepaid expenses and other current assets	351	138	581
Property and equipment	26	221	79
Right-of-use assets	—	368	—
Other noncurrent assets	10	22	66
Intangible assets	589	843	2,272
Goodwill	6,394	20,733	45,621
Total assets acquired	8,192	22,878	51,485
Total liabilities assumed	806	893	2,491
Fair value of net assets	$7,386	$21,985	$48,994

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

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2022	2023	2022
Regional trade names (1)	$362	$435	$1,259
Non-competition agreements (2)	227	408	1,013
Total	$589	$843	$2,272
(1)
Useful lives for regional trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 8).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Three Months Ended	Nine Months Ended September 30,
Contingent consideration	September 30, 2022	2023	2022
Maximum contingent consideration based on acquisition agreements	$3,950	$2,650	$11,150

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

NOTE 8 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of September 30, 2023 and December 31, 2022.

Valuation Technique	Range of Significant Assumptions
		September 30, 2023	December 31, 2022
Probability-weighted analysis	Probability	0% - 100%	50% - 100%
based earn-outs	Discount rate	9.7%	8.0%

As of September 30, 2023 and December 31, 2022, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. The noncurrent portion of the contingent consideration liability is included within other noncurrent liabilities on the unaudited consolidated balance sheets.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of September 30, 2023, the notional value was $187,110. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

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

For the three and nine months ended September 30, 2023, the Company included an immaterial gain on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the unaudited consolidated statements of operations and comprehensive loss.

The following table summarizes the location of the interest rate swap in the unaudited consolidated balance sheets:

	Consolidated balance sheets location	September 30, 2023	December 31, 2022
Interest rate swap	Other noncurrent assets	$5,919	$4,426

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2023	December 31, 2022
Assets Measured at Fair Value
Money market funds	$22,560	$—
Level 1	$22,560	$—
Interest rate swap asset	$5,919	$4,426
Level 2	$5,919	$4,426
Total assets measured at fair value	$28,479	$4,426

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$17,824	$17,430
Additions related to acquisitions	1,985	11,221
Payments of contingent consideration	(6,402)	(12,515)
(Gain) loss on remeasurement	(4,443)	1,688
Ending balance	8,964	17,824
Level 3	$8,964	$17,824
Total liabilities measured at fair value	$8,964	$17,824

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

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at September 30, 2023 and December 31, 2022.

Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
Term loans	$198,000	$199,500
Delayed Draw term loans	59,143	34,464
Total long-term debt	257,143	233,964
Less: Current portion of long-term debt	(2,595)	(2,345)
Less: Unamortized discount and debt issue costs (1)	(6,177)	(6,540)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$248,371	$225,079
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets. In October 2023, the Company drew $8,000 from the aforementioned delayed draw term loan commitment.

Interest expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense, net	$5,477	$4,189	$15,688	$14,763

Future principal payments on long-term debt as of September 30, 2023 are as follows:

Year Ended December 31,	Amount
Remainder of 2023	$649
2024	2,595
2025	2,595
2026	2,595
2027	2,595
Thereafter	246,114
Total	$257,143

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at September 30, 2023 and December 31, 2022 was $263,473 and $235,049, respectively.

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

In April 2023, the Company drew $25,000 from the aforementioned revolving loan and converted the outstanding balance on the revolving loan to a delayed draw term loan in May 2023. There are no amounts outstanding on the revolving loan as of September 30, 2023 and December 31, 2022.

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

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the nine months ended September 30, 2023:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	16,796	$11.98
Vested	(9,111)	11.98
Forfeited	(2,070)	11.98
Unvested, September 30, 2023	5,615	$11.98

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the nine months ended September 30, 2023:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	14,203	$10.61
Granted	17,885	6.10
Vested	(4,713)	12.07
Canceled and forfeited	(3,266)	8.60
Outstanding, September 30, 2023	24,109	$7.25

Stock Options

The following is a summary of stock option activity as of and for the nine months ended September 30, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	13,476	$7.42	9.70	$—
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, September 30, 2023	13,476	$7.42	8.96	$1,675
Exercisable at September 30, 2023	1,019	$7.61	8.94	$—
Vested or expected to vest at September 30, 2023	13,476	$7.42	8.96	$1,675

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSAs, RSUs, and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$21,525	$34,870	$78,469	$152,235

As of September 30, 2023, the Company had $169,323 in unrecognized compensation expense related to all non-vested awards (RSAs, RSUs and stock options) that will be recognized over the weighted-average remaining service period of 2.2 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 14 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

As of September 30, 2023, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 11 INCOME TAXES

The benefit for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Benefit for income taxes	$16,385	$4,353	$26,964	$10,106

The effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective tax rate	21.0%	10.3%	16.0%	5.6%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of September 30, 2023 and December 31, 2022.

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

On August 10, 2022, a shareholder class action lawsuit captioned Nayani v. LifeStance Health Group, Inc., et al., No. 22cv6833, was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain executives and board members (the “LifeStance Defendants”), as well as the underwriters of the Company’s initial public offering (the “IPO”) (collectively, “Defendants”). The lawsuit alleges that the Defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”) because the IPO registration statement purportedly contained inaccurate and misleading statements and/or failed to disclose certain facts concerning the Company's clinician retention rate. The lawsuit also asserts that certain of the LifeStance Defendants violated Section 15 of the Securities Act because they are control persons of the Company. The parties to the Nayani action have agreed to settle that action, with the settlement contemplating a monetary payment of $50,000. The Court preliminarily approved the terms of the settlement on October 25, 2023. The gross settlement amount was recorded as other accrued expenses in the unaudited consolidated balance sheets as of September 30, 2023. The Company expects the settlement and related legal costs to be approximately $50,000 net of insurance. The settlement amount, net of expected insurance recovery, was recorded as general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.

In the first half of 2023, two related hybrid collective/class action lawsuits, captioned Armand et al. v. LifeStance Health Group, Inc. and Jessica McAfee et al. v. LifeStance Health Group, Inc., were filed against the Company, in the United States District Court for the Middle District of Florida on January 1, 2023 and the United States District Court for the District of Arizona on June 22, 2023, respectively, by a putative collective or class representing employees of the Company related to advance on compensation and alleged underpayments for time worked. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of September 30, 2023.

On April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed in the United States District Court for the District of Arizona against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of September 30, 2023.

NOTE 13 NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss available to common stockholders'	$(61,583)	$(37,853)	$(141,303)	$(168,908)
Weighted-average shares used to compute basic and diluted net loss per share	372,476	357,520	365,556	354,057
Net loss per share, basic and diluted	$(0.17)	$(0.11)	$(0.39)	$(0.48)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share for the three and nine months ended September 30, 2023 and 2022 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 10 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of September 30,
	2023	2022
RSAs	5,615	17,372
RSUs	24,109	14,444
Stock options	13,476	12,226
	43,200	44,042

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

Our Business

We are reimagining mental health through a disruptive, tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our affiliated practices and our geographic scale, employing 6,418 licensed mental health clinicians as of September 30, 2023. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Our Clinicians

As of September 30, 2023, we employed 6,418 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and affiliated practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinician's schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits also impacts our ability to generate revenue. Further, clinician productivity also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 6,418 clinicians employed through our subsidiaries and affiliated practices, as of September 30, 2023. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. Our clinicians treated patients through 1.7 million and 5.1 million visits in the three and nine months ended September 30, 2023, respectively. We believe our ability to deliver more accessible, flexible, affordable and effective mental health care is a key driver of our patient growth. We believe we provide a superior and differentiated mental health care experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Our Payors

Our payor relationships, including national contracts with multiple payors, allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, and stronger member and client value proposition through the offering of in-network mental health services. The strength of our payor relationships and our value proposition allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to establish new payor relationships and national contracts while also seeking to drive regional rate improvement, including terminating certain of our lower-volume payor contracts, to support continued investment in our differentiated model for delivering mental healthcare. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

De Novo Builds

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing metropolitan statistical areas. From our inception in 2017 through September 30, 2023, we have successfully opened 339 de novo centers, including 23 de novo centers in 2023, 90 de novo centers in 2022, and 106 de novo centers in 2021. We believe there is a significant opportunity to use de novo center openings to address potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians. We continue to utilize a more sustainable design for all new de novo centers that reimagines the mental healthcare experience for both patients and clinicians while reinforcing our commitment to sustainability.

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

Real Estate Optimization

In connection with our expansion through de novo builds and acquisitions, in 2023, we announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to our business model driven by a shift to more virtual visits initiated by the COVID-19 pandemic. As a result, we have completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases, and plan to continue to optimize our real estate footprint in 2024.

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

Investments in Growth

We will continue to focus on long-term growth through investments in our centers and technology. In addition, we expect our general and administrative expenses to increase in the foreseeable future due to our planned investments in growth initiatives including our strategic initiatives and public company infrastructure.

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Total revenue	$262,895	$217,560	$775,062	$630,182
Revenue growth	21%	25%	23%	32%
Loss from operations	(74,357)	(38,839)	(156,863)	(164,162)
Center Margin	76,209	60,293	218,782	174,325
Net loss	(61,583)	(37,853)	(141,303)	(168,908)
Adjusted EBITDA	14,582	15,379	38,751	42,493

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Loss from operations	$(74,357)	$(38,839)	$(156,863)	$(164,162)
Adjusted for:
Depreciation and amortization	19,621	17,884	58,220	50,311
General and administrative expenses (1)	130,945	81,248	317,425	288,176
Center Margin	$76,209	$60,293	$218,782	$174,325

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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax benefit, gain on remeasurement of contingent consideration, stock-based compensation, loss on disposal of assets, transaction costs, executive transition costs, litigation costs, strategic initiatives, real estate optimization and restructuring charges, and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three and nine months ended September 30, 2023 and 2022. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Net loss	$(61,583)	$(37,853)	$(141,303)	$(168,908)
Adjusted for:
Interest expense, net	5,477	4,189	15,688	14,763
Depreciation and amortization	19,621	17,884	58,220	50,311
Income tax benefit	(16,385)	(4,353)	(26,964)	(10,106)
Gain on remeasurement of contingent consideration	(1,867)	(1,176)	(4,443)	(562)
Stock-based compensation expense	21,525	34,870	78,469	152,235
Loss on disposal of assets	1	144	70	144
Transaction costs (1)	—	210	89	507
Executive transition costs	114	494	636	494
Litigation costs (2)	45,418	104	49,267	104
Strategic initiatives (3)	790	—	3,242	—
Real estate optimization and restructuring charges (4)	1,257	—	4,977	—
Other expenses (5)	214	866	803	3,511
Adjusted EBITDA	$14,582	$15,379	$38,751	$42,493

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions.
(2)
Litigation costs include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During the three and nine months ended September 30, 2023, litigation costs included cash expenses related to three distinct litigation matters, including (x) a securities class action litigation, (y) a privacy class action litigation and (z) a compensation model class action litigation. For a discussion of certain legal proceedings in which we are involved, please read Note 12, Commitments and Contingencies, to our unaudited consolidated financial statements in this report.
(3)
Strategic initiatives consist of expenses directly related to a multi-phase system upgrade in connection with our recent and significant expansion. During each of the three and nine months ended September 30, 2023, we continued a process of evaluating and adopting three critical enterprise-wide systems for (i) human resources management, (ii) clinician credentialing and onboarding process and (iii) a scalable electronic health resources system. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to these enterprise-wide systems. We considered the frequency and scale of this multi-part enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(4)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which include certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures has been and is expected to be greater than what would be expected as part of ordinary business operations and do not constitute normal recurring operating activities. For a discussion of our real estate optimization initiative, please read Note 5, Leases, to our unaudited consolidated financial statements in this report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Acquired center integration (1)	$156	$641	$475	$1,854
Former owner fees (2)	58	49	142	336
Other (3)	—	176	186	1,321
Total	$214	$866	$803	$3,511

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
(3)
Primarily includes severance expense unrelated to integration services.

Results of Operations

The following table sets forth a summary of our financial results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
TOTAL REVENUE	$262,895	$217,560	$775,062	$630,182
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	186,686	157,267	556,280	455,857
General and administrative expenses	130,945	81,248	317,425	288,176
Depreciation and amortization	19,621	17,884	58,220	50,311
Total operating expenses	$337,252	$256,399	$931,925	$794,344
LOSS FROM OPERATIONS	$(74,357)	$(38,839)	$(156,863)	$(164,162)
OTHER INCOME (EXPENSE)
Gain on remeasurement of contingent consideration	1,867	1,176	4,443	562
Transaction costs	—	(210)	(89)	(507)
Interest expense, net	(5,477)	(4,189)	(15,688)	(14,763)
Other expense	(1)	(144)	(70)	(144)
Total other expense	$(3,611)	$(3,367)	$(11,404)	$(14,852)
LOSS BEFORE INCOME TAXES	(77,968)	(42,206)	(168,267)	(179,014)
INCOME TAX BENEFIT	16,385	4,353	26,964	10,106
NET LOSS	$(61,583)	$(37,853)	$(141,303)	$(168,908)

Total Revenue

Total revenue increased $45.3 million, or 21%, to $262.9 million for the three months ended September 30, 2023 from $217.6 million for the three months ended September 30, 2022. This was primarily due to an increase composed of $45.9 million of patient service revenue and slightly offset by a decrease of $0.6 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 987 in total clinicians primarily from organic hiring, and an increase in average clinician productivity, resulting in an increase in patient visits of 0.3 million, or 20%. Additionally, TRPV increased slightly quarter-over-quarter primarily driven by modest payor rate increases.

Total revenue increased $144.9 million, or 23%, to $775.1 million for the nine months ended September 30, 2023 from $630.2 million for the nine months ended September 30, 2022. This was primarily due to an increase composed of $145.2 million of patient service revenue and slightly offset by a decrease of $0.3 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 987 in total clinicians, including from organic hiring, an increase in average clinician productivity and the inclusion of prior acquisitions for the full nine months, resulting in an increase in patient visits of 0.9 million, or 20%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and de novo strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $29.4 million, or 19%, to $186.7 million for the three months ended September 30, 2023 from $157.3 million for the three months ended September 30, 2022. This was primarily due to a $28.2 million increase in center-based compensation due to the increase in the total number of clinicians primarily from organic hiring and an increase in average clinician productivity, resulting in an overall increase in patient visits of 0.3 million. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance attributed to the increase of $1.2 million primarily due to the increase in our number of centers.

Center costs, excluding depreciation and amortization increased $100.4 million, or 22%, to $556.3 million for the nine months ended September 30, 2023 from $455.9 million for the nine months ended September 30, 2022. This was primarily due to a $95.0 million increase in center-based compensation due to the increase in the total number of clinicians primarily from organic hiring and including from the prior acquisitions for the full nine months, and an increase in average clinician productivity, resulting in an overall increase in patient visits of 0.9 million. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance attributed to the increase of $5.4 million primarily due to the increase in our number of centers.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting and de novo strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses increased $49.7 million, or 61%, to $130.9 million for the three months ended September 30, 2023 from $81.2 million for the three months ended September 30, 2022. This was primarily due to an increase of $46.7 million in other operating expenses, including professional services and legal expenses for ongoing litigation, including, primarily, the preliminary settlement of our shareholder class action lawsuit (see Note 12, Commitments and Contingencies, to our unaudited consolidated financial statements in this report). In addition, the increase was attributable to an increase of $2.8 million in occupancy costs, of which $1.3 million is related to our real estate optimization and restructuring charges (see Note 5, Leases, to our unaudited consolidated financial statements in this report). The increase was slightly offset by a decrease of $13.3 million in stock-based compensation expense primarily relating to RSAs and the RSUs granted at the time of our initial public offering ("IPO") without a similar expense in 2023, which was offset by an increase in salaries, wages and employee benefits of $12.7 million. Further, the increase is also partially attributable to the third-party consulting costs and one-time costs associated with our strategic initiatives of $0.8 million related to the multi-phase system upgrade in connection with our recent and significant expansion.

General and administrative expenses increased $29.2 million, or 10%, to $317.4 million for the nine months ended September 30, 2023 from $288.2 million for the nine months ended September 30, 2022. This was primarily due to an increase of $57.6 million in other operating expenses, including professional services and legal expenses for ongoing litigation, including, primarily, the preliminary settlement of our shareholder class action lawsuit (see Note 12, Commitments and Contingencies, to our unaudited consolidated financial statements in this report). In addition, the increase was attributable to an increase of $10.1 million in occupancy costs, of which $5.0 million is related to our real estate optimization and restructuring charges (see Note 5, Leases, to our unaudited consolidated financial statements in this report). This increase was offset by a decrease of $73.8 million in stock-based compensation expense primarily relating to RSAs and the RSUs granted at the time of our IPO without a similar expense in 2023, which was offset by an increase in salaries, wages and employee benefits of $32.1 million. Further, the increase is also partially attributable to the third-party consulting costs and one-time costs associated with our strategic initiatives of $3.2 million related to the multi-phase system upgrade in connection with our recent and significant expansion.

Depreciation and amortization

Depreciation and amortization expense increased $1.7 million to $19.6 million for the three months ended September 30, 2023 from $17.9 million for the three months ended September 30, 2022. This was primarily due to the amortization of intangibles and depreciation during the periods.

Depreciation and amortization expense increased $7.9 million to $58.2 million for the nine months ended September 30, 2023 from $50.3 million for the nine months ended September 30, 2022. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest Expense, net

Interest expense increased $1.3 million to $5.5 million for the three months ended September 30, 2023 from $4.2 million for the three months ended September 30, 2022. This increase was primarily due to higher borrowings outstanding during the period.

Interest expense increased $0.9 million to $15.7 million for the nine months ended September 30, 2023 from $14.8 million for the nine months ended September 30, 2022. This increase was primarily due to higher borrowings outstanding during the period.

Income Tax Benefit

Income tax benefit increased $12.0 million to $16.4 million for the three months ended September 30, 2023 from a $4.4 million benefit for the three months ended September 30, 2022 primarily due to taxable loss and non-deductible equity awards for the three months ended September 30, 2023.

Income tax benefit increased $16.9 million to $27.0 million for the nine months ended September 30, 2023 from a $10.1 million benefit for the nine months ended September 30, 2022 primarily due to taxable loss and non-deductible equity awards for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on May 4, 2022 by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2022 Credit Agreement"). We had cash and cash equivalents of $42.6 million and $108.6 million as of September 30, 2023 and December 31, 2022. The decrease in our cash and cash equivalents is primarily due to our decision to hold claims for a few large payors due to rate increases which increased our patient accounts receivable, net balance as of September 30, 2023. We expect to bill the majority of held claims and collect cash by year end.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our September 30, 2023 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt, lease obligations and payments related to the preliminary settlement of our shareholder class action lawsuit. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations, lease payment obligations and shareholder class action lawsuit preliminary settlement. As of December 31, 2022 and September 30, 2023, there was an aggregate principal amount of $234.0 million and $257.1 million outstanding under the 2022 Credit Agreement, respectively. As of September 30, 2023, our non-cancellable future minimum operating lease payments totaled $279.1 million.

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

The 2022 Credit Agreement also contains a maximum first lien net leverage ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such test period, in each case on a pro forma basis. As of September 30, 2023, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
(in thousands)
Net cash (used in) provided by operating activities	$(33,679)	$16,871
Net cash used in investing activities	(48,926)	(109,165)
Net cash provided by financing activities	16,589	34,601
Net decrease in cash and cash equivalents	$(66,016)	$(57,693)
Cash and cash equivalents, beginning of period	108,621	148,029
Cash and cash equivalents, end of period	$42,605	$90,336

Cash Flows (Used In) Provided By Operating Activities

During the nine months ended September 30, 2023, operating activities used $33.7 million of cash, primarily impacted by our $141.3 million net loss and $169.2 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $61.6 million. During the nine months ended September 30, 2022, operating activities provided $16.9 million of cash, primarily impacted by our $168.9 million net loss and $206.9 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $21.1 million.

Cash Flows Used In Investing Activities

During the nine months ended September 30, 2023, investing activities used $48.9 million of cash, primarily resulting from our business acquisitions totaling $19.8 million and purchases of property and equipment of $29.1 million. During the nine months ended September 30, 2022, investing activities used $109.2 million of cash, primarily resulting from our business acquisitions of $40.3 million and purchases of property and equipment of $68.9 million.

Cash Flows Provided By Financing Activities

During the nine months ended September 30, 2023, financing activities provided $16.6 million of cash, resulting primarily from borrowings of $25.0 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $1.8 million, payments of debt issue costs of $0.2 million and payments of contingent consideration of $6.4 million. During the nine months ended September 30, 2022, financing activities provided $34.6 million of cash, resulting primarily from borrowings of $237.5 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $181.2 million, a prepayment for the debt paydown under the May 2020 Credit Agreement of $1.6 million, payments of debt issue costs of $7.3 million and payments of contingent consideration of $12.3 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended September 30, 2023. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of September 30, 2023, we had an aggregate principal amount of $257.1 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of September 30, 2023. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of September 30, 2023, our remediation measures are ongoing and include the following:

•
hired a new head of internal audit along with engaging external consultants to assist with enhancing our internal control environment design and development;
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
•
performing detailed risk assessments for significant financial processes to identify, design, and implement control activities related to internal control over financial reporting;
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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Plan for Material Weaknesses” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

LifeStance Health Group, Inc.

Date: November 8, 2023	By:	/s/ David Bourdon
David Bourdon
Chief Financial Officer and Treasurer (principal financial and accounting officer)