Form 10-K
period 2023-12-31
LifeStance Health Group, Inc.
filed 2024-02-28
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023 was $965,097,524.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2024 was 380,689,929.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2023.

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

Risk Factors Summary

An investment in our common stock involves risks. You should consider carefully the following risks, which are discussed more fully in "Item 1A. Risk Factors", and all of the other information contained in this Annual Report on Form 10-K before investing in our common stock. These risks include, but are not limited to, the following:

•
if reimbursement rates paid by third-party payors are reduced or if third-party payors otherwise restrain our ability to obtain or deliver care to patients, our business could be materially harmed;
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
•
we are dependent on our relationships with supported practices, which we do not own, to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with these entities became subject to legal challenges;
•
we operate in a competitive industry, and if we are not able to compete effectively, our business and financial performance would be harmed;
•
the impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may harm our business;
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

iii

PART I

Item 1. Business

Unless stated otherwise or the context otherwise requires, the terms "we," "us," "our," "our business," "LifeStance" and "our Company" and similar references refer to LifeStance Health Group, Inc. and its consolidated subsidiaries and supported practices. References to "our employees" and "our clinicians" refer collectively to employees and clinicians, respectively, of our subsidiaries and supported practices. References to "our patients" refer to the patients treated by such clinicians.

Overview

Our vision is a truly healthy society where mental and physical healthcare are unified to make lives better. Our mission is to help people lead healthier, more fulfilling lives by improving access to trusted, affordable and personalized mental healthcare. To fulfill this mission, we have built one of the nation’s largest outpatient mental health platforms based on number of clinicians and geographic scale.

We are dedicated to improving the lives of our patients by reimagining mental health through a tech-enabled in-person and virtual care delivery model built to expand access and affordability, improve outcomes and lower overall healthcare costs. We combine a personalized, digitally-powered patient experience with differentiated, multidisciplinary clinical capabilities and in-network insurance relationships to fundamentally transform patient access to mental health treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

We employed 6,645 licensed mental health clinicians through our subsidiaries and supported practices in 33 states as of December 31, 2023. Our clinicians offer patients a comprehensive, multidisciplinary suite of mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy. We treat a broad range of mental health conditions, including anxiety, depression, bipolar disorder, eating disorders, psychotic disorders and post-traumatic stress disorder. Patients can receive care virtually through our online delivery platform or in-person at one of our conveniently located centers. Through our payor relationships, including national agreements with multiple payors, patients can utilize their in-network benefits when they receive care from one of our clinicians, enhancing access and affordability.

Mental illness is a large and growing crisis that creates a significant burden on the healthcare ecosystem. One in five U.S. adults and youths will experience mental illness each year. This disease burden has a broader impact across all of healthcare—healthcare costs for individuals with mental health conditions, including depression, have been shown to be approximately three and a half times higher than for people without those conditions.

However, there are significant barriers to addressing this crisis:

•
Lack of Access: Despite this large burden, access to mental health treatment is plagued by significant challenges. Of patients with serious mental illness not receiving care in the past year, 29% reported that they did not know where to go for services, suggesting issues related to access. Even if patients are able to access a mental health professional, studies show they often face significant wait times. During this time, their underlying physical and mental health issues may worsen, potentially requiring treatment in costlier care settings like hospitals, emergency rooms and inpatient mental facilities.
•
Lack of Affordability: The mental healthcare market remains highly fragmented, forcing patients to pay cash out-of-pocket for treatment and, therefore, reducing the likelihood that patients will receive treatment. Of patients with serious mental illness not receiving care in the past year, 46% reported that they could not afford the cost of treatment, and an additional 19% reported that their health insurance did not pay enough for mental health services.
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

We founded LifeStance to solve these challenges. More broadly, we recognized that addressing this unmet need would require a transformation of how mental healthcare is built and delivered. We developed powerful incentives for each of our stakeholders—patients, clinicians, payors and primary care and specialist physicians—to align with our mission, adopt our platform and drive our growth. We estimate that there are over 50 million patients in the United States with a mental health issue that our clinicians could address.

We Provide Patients Access to Convenient, Affordable, High-Quality Care

We are the front-door to comprehensive outpatient mental healthcare. Our clinicians offer patients a full spectrum of outpatient services to treat mental health conditions. Our in-network payor relationships improve patient access by allowing patients to access mental healthcare just as they would a primary care physician's visit without significant out-of-pocket cost or delays in receiving treatment. Our personalized, data-driven comprehensive care meets patients where they are through convenient virtual and in-person settings. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

We Empower Clinicians to Improve the Lives of Their Patients

We empower clinicians to focus on patient care and relationships by providing what we believe is a superior workplace environment, as well as clinical and technology capabilities to deliver high-quality care. We offer a unique employment model for clinicians in a collaborative clinical environment—with clinicians employed by our subsidiaries and supported practices—and we improve patient access through in-network payor contracts and primary care and specialist physician referrals. Our integrated platform and national infrastructure reduce administrative burdens for clinicians while increasing engagement and satisfaction. Our digital platform enables collaboration across the clinician team.

We Reduce Costs for Payors and Their Members

We partner with payors to deliver access to high-quality outpatient mental healthcare to their members at scale. Through our extensive scale, we offer payors a pathway to reduce overall cost of care in the broader healthcare system while supporting improved physical and mental health outcomes. By offering access to our services, payors also have an opportunity to reduce their employer customers’ significant mental health costs arising from higher employee absenteeism and lower productivity.

We Enable Primary Care and Specialist Physicians to Deliver Superior Care

We collaborate with primary care and specialist physicians to enhance patient care. Primary care is an important setting for the treatment of mental health conditions—primary care physicians are often the sole connection to the healthcare system for patients with a mental illness and, in instances where patients have a chronic condition, specialist physicians often step into the role of primary care physicians in managing these patients' overall health. We partner with primary care physicians and specialist physician groups across the country to provide a mental healthcare network for referrals, and in certain instances, through virtual integration and physical co-location, to improve the diagnosis and treatment of their patients who suffer from mental health conditions.

We Have an Opportunity to Transform Healthcare as a Whole

To truly transform healthcare, the integration of mental and physical care is increasingly recognized as a critical priority. It is estimated that over one-third of all patients with chronic medical conditions have a co-occurring mental health disorder. Our scale, breadth of capabilities and value proposition to our key stakeholders enable us to drive this transformation. We have over 11 integrated care programs underway, including partnerships with primary care providers, specialists and chronic care providers as we lead efforts to demonstrate the ability of fully-integrated mental health models to improve overall health outcomes. In certain instances, we co-locate our clinicians at partners' facilities to promote seamless mental health treatment and enable collaborative delivery of care. We envision a future where the coordination and delivery of mental and physical care is accomplished collaboratively between primary care and mental health providers, and we are actively working to lead the mental health industry in this direction.

How We Generate Revenue

We generate revenue on a per-visit basis when a patient receives care from one of our clinicians. Depending on the state, our clinicians are either employed directly through our subsidiaries or through our supported practices, for which we manage day-to-day operations pursuant to long-term management services contracts. Our revenue is generally derived from patients with in-network insurance coverage, pursuant to which our subsidiaries or supported practices are reimbursed for patient services. For the year ended December 31, 2023, 91% of our revenue was derived from patients with commercial in-network payors, 4% of our revenue was derived from patients with government payors, 4% of our revenue was derived from patients on a self-pay basis and 1% of our revenue was derived from non-patient services. Our contracts with payors are typically structured as fee-for-service arrangements, with negotiated reimbursement rates for our clinical services. With respect to our supported practices, our revenue is derived from management fees negotiated under our management services contracts. We believe we are well-positioned to grow our revenue by catering to each of our stakeholders and remaining focused on our patient-centered mission.

We Deliver Value for All Key Stakeholders in the Healthcare Ecosystem

Our model is built to empower each of the healthcare ecosystem’s key stakeholders and align around our shared goal of delivering a healthier life for patients by creating access to high-quality mental healthcare.

Our Patients Gain Access to High-Quality Care When and Where They Need It

Our clinicians treated more than 880,000 unique patients through approximately 6.9 million visits in 2023. We aim to deliver value to our patients in multiple ways:

•
Superior patient experience: We have a relentless focus on delivering a superior experience to our patients. We enable our patients to conveniently see their clinician through their preferred choice of virtual or in-person visits. We optimize patient engagement through our convenient digital tools, including online scheduling, adherence reminders, online prescription refills and online payments. We believe our centers are built to a superior standard that provides our patients with a best-in class visit experience. Enabling our patients and elevating their experience makes them more likely to seek help, resulting in higher engagement and an increased likelihood they will continue treatment. We believe our superior patient experience drives increased patient engagement—in 2023, 85% of our patients have had two or more visits with our clinicians.
•
Front door to comprehensive mental healthcare: We offer comprehensive, multidisciplinary access to a suite of services to meet our patients’ needs through their mental healthcare journey. Our patients have access to our comprehensive team of licensed mental health clinicians, including psychiatrists, advanced practice nurses ("APNs"), psychologists and therapists. We use a data-driven digital onboarding process to match patients with clinicians based on their needs and collaborate to develop medically-driven care plans. We believe our breadth of clinical capabilities enables superior coordination among disciplines to deliver our patients the best possible care.
•
Increased access and affordability through in-network coverage: We have national and regional payor relationships, which improve access and affordability for our patients. Our in-network patients can seek initial mental health screening, clinical treatment and subsequent therapy or follow-up as needed in a timely manner appropriate for their needs.

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
•
Competitive compensation package: Our clinicians are employed as W-2 employees by our subsidiaries and supported practices rather than as independent contractors, the latter of which we believe is more common in the mental healthcare industry in the United States. Additionally, we offer a flexible visit-based economic model, which allows our clinicians to build their patient panels while flexibly managing caseloads in line with clinicians’ personal preferences.
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

Our Payor Partners Expand Access and Lower Costs

We have in-network payor relationships offering access to our clinician team. We deliver value to our payor partners in several ways:

•
Access to a national clinician employee base: We deliver a scaled and comprehensive mental healthcare offering with an appropriate mix of psychiatric and therapeutic expertise to offer to their members and employer clients.
•
Lower total medical costs: Long-term analyses demonstrate that incremental spend on mental healthcare for patients results in significantly higher savings in total healthcare costs. As a result, improving access and coverage of mental healthcare represents a large cost containment opportunity with a compelling return on investment.
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

Our Primary Care and Specialist Physician Partners Can More Effectively Improve the Lives of their Patients

We partner with primary care physicians and specialist physician groups, to deliver improved health outcomes for our shared patients:

•
More efficient referral base to broaden access: We offer our primary care and specialist partners a diverse group of mental health clinicians to which they can refer their patients, allowing their patients to receive high-quality, evidence-based care covering their mental and physical health needs. As we scale nationally, large provider groups can partner with us to streamline their mental health referrals. By gaining access to our extensive team of clinicians, primary care and specialist physicians can more easily and consistently connect patients with the care they need.
•
Enable more integrated care and lower costs: We believe mental and physical healthcare integration may help lower costs to our primary care physician partners under payment models where reimbursement rates are tied to quality and value-based outcomes. Our collaborative models of care, delivered through our partnerships with primary care physicians and specialists, aim to improve early diagnosis of mental health conditions, leading to more timely and appropriate treatment, which in turn may lead to improved quality outcomes and lower costs.

Our Growth Strategies

We believe we are well positioned to sustain our strong track record of growth and accomplish our mission to reimagine mental healthcare in the United States. To achieve this, we are anchored on our vision to deliver the highest-quality care for our patients and our value proposition to our key stakeholders.

Highly Scalable Platform with Proven Growth Playbook

To drive growth in our clinician base, we have developed an in-house clinician recruiting model that is built on our compelling clinician value proposition. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us the partner of choice for smaller, independent practices.

In addition to expanding existing and acquiring practices, we open de novo centers in certain markets to provide physical locations for our clinicians to deliver on our hybrid model of in-person or virtual care. From our inception through December 31, 2023, we have successfully opened 351 de novo centers and completed 93 acquisitions of existing practices.

Expand and Optimize Our Presence in Existing Markets

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

In connection with our expansion through de novo centers and acquisitions, in 2023, we announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to our business model driven by a shift to more virtual visits initiated by the COVID-19 pandemic. As a result, we have completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases, and plan to continue to optimize our real estate footprint in 2024.

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

Consistent with the corporate practice of medicine doctrine, in certain states, we acquire and operate some of our centers as supported practices.

Grow Our Partnerships with Key Stakeholders

We enjoy preferred national relationships with a number of payors based on our scale, comprehensive service offering and ability to integrate mental healthcare. We are focused on improving the lives of our patients through validated outcomes that enable healthcare cost savings and further increasing our value as a partner to payors, primary care and specialist physicians and employers. Our goal is to continue to closely integrate mental and physical care. We believe that increased integration across the industry could enable payors to realize their population health goals and enable our primary care and specialist physician partners to successfully operate within value-based care and outcomes-driven reimbursement models. As we continue to grow, we see an opportunity to augment the scope of our relationships with each of our stakeholders. We believe our deepening relationships with each of these key healthcare stakeholders will further drive our success as we benefit from continued growth in our patient referral networks.

Our Integrated Platform Is Reimagining Mental Health

We have purpose-built an integrated platform to reimagine how mental healthcare is delivered. Our patient-focused platform combines differentiated clinical capabilities with a personalized, digitally-powered patient experience designed to transform patient access and treatment.

Extensive Scale, Breadth and Access

We are reimagining access to mental healthcare in the United States. We are one of the nation’s largest providers of outpatient mental healthcare in the country based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 6,645 dedicated clinicians in 33 states, as of December 31, 2023. In 2023, our clinicians treated more than 880,000 unique patients through approximately 6.9 million visits. We serve all patient demographics through a comprehensive suite of mental health services to treat the most common mental health conditions. Our care delivery model enables patient access via virtual or in-person visits, at their convenience. We believe the scale, breadth and depth of our offering is unmatched in our industry.

Our Clinicians

We strive to provide a best-in-class working environment for our 6,645 employed psychiatrists, APNs, psychologists and therapists. We believe our dedicated employment model offers a superior value proposition compared to independent practice. We employ a comprehensive range of mental health professionals to provide multi-disciplinary clinical modalities through our subsidiaries and our supported practices. We serve all patient demographics—children, adolescents, adults and geriatrics. Patients have seamless access to our team of licensed mental health clinicians, including psychiatrists, APNs, psychologists and therapists. Our breadth of clinical capabilities facilitates coordination across psychiatric and psychotherapy treatment modalities, limiting the need to refer patients externally as their needs are met within our comprehensive service offerings. Our clinicians have access to our digital platform, which allows for shared electronic medical records for internal communication, and facilitates patient referrals within our clinician team, both of which support our collaborative approach to care.

Our Clinical Services

We offer a comprehensive suite of services to meet patients’ needs across their mental healthcare journey. Our clinicians provide services spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy. We treat a broad range of mental health conditions, including anxiety, depression, bipolar disorder, eating disorders, psychotic disorders and post-traumatic stress disorder. We use evidence-based approaches to ensure effective treatment.

Our Digital Strategy

We believe that, while advanced digital capabilities are an essential part of the future of mental healthcare delivery, it is difficult to replicate and replace the in-person, human aspect of care. As a result, we have built a holistic, people-driven, digitally enabled care experience.

From the first interaction with LifeStance, our digital capabilities enable us to improve patient access, match patients with clinicians more efficiently and successfully, inform clinician decisions through data-driven insights and streamline referrals and consultations.

We are uniting virtual and in-person treatment with the goal to redefine the delivery of mental healthcare for consumers across the ecosystem—one that delivers virtual engagement as personalized and human as the best in-person visits, and in-person visits as simple and seamless as the best digital experiences.

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

Our Centers

When they choose to do so, our patients can receive in-person care at one of our 575 centers, both acquired and de novo. Currently, our typical de novo center comprises 3,500 to 4,500 square feet and 10 to 12 clinician exam rooms. We aim systematically to locate our de novo centers within a given market to ensure convenient coverage for in-person access to care. To provide our patients and clinicians with flexibility, our centers are generally open five days a week from 7:00 a.m. to 9:00 p.m. local time, with some open on Saturdays. Each de novo center offers a comprehensive clinical care team of clinicians offering psychiatric and psychotherapy services.

We aim to provide a superior in-person patient experience. Our de novo centers are built and fully outfitted to architectural design standards to create a comfortable and welcoming experience for our patients and clinicians that is replicated across our markets. Our spaces are compassionate, human-centric environments, thoughtfully designed to support best practices in mental healthcare, while providing a collaborative and inclusive backdrop for patients and clinicians alike.

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

Our Payor Relationships

We have a large and diverse base of national, regional and local payors. Our dedicated payor relationship team is divided into regions to ensure that strong relationships with regional operations teams and insurance companies are cultivated. Our payor contracting teams consist of professionals with decades of experience working with a broad spectrum of payors from large national payors to regional and state-based payors. We believe this expertise is critical to allowing our team to engage with payors more effectively than other providers. Our teams negotiate, implement and manage new payor relationships, drive regional rate improvement and advance key initiatives. To expand this network and grow access to covered patients, we continue to evaluate new payor relationships and national contracts where we believe the payor's policies and approach to mental healthcare align with our mission while also seeking to drive regional rate improvement, including terminating certain of our lower-volume payor contracts, to support continued investment in our differentiated model for delivering mental healthcare. Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2023: UnitedHealthcare and Elevance Health, Inc., comprising 19% and 13%, respectively. Our contracts with payors are generally fee-for-services arrangements. Currently, only a small portion of our contracts provide for incremental payments tied to the attainment of quality or performance metrics, and such payments comprised an immaterial portion of our revenue during the period.

Our Physician Relationships

We have a large base of regional referring primary care physicians, specialist physicians and other network providers. Within our markets, we partner with primary care practice groups, specialists, health systems and academic institutions to refer patients to our centers and clinicians. To build and maintain this base of partners we have a dedicated partner relationship team that works directly with these partners along with our regional operations teams. This team focuses primarily on creating awareness of our platform and services including existing and new centers as well the introduction of newly hired clinicians with appointment availability and providing defined referral pathways to help these partners and their patients timely access care. When establishing new centers, we seek to build relationships with proximally located primary care and specialty offices as well as psychiatric hospitals to raise awareness. We achieve this through in-person visits as well as offline and online marketing.

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

Organization

Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. See “—Government Regulation—Corporate Practice and Fee-Splitting.” In states where we are not subject to corporate practice of medicine laws, we operate our business through centers that are wholly owned by our subsidiaries. In states where the corporate practice of medicine doctrine applies, in order to comply with such laws, we do not own the centers or directly employ the clinicians. Instead, such practices are owned by our Chief Medical Officer or other licensed clinical leadership employees. However, we own substantially all of the non-medical assets of the center and enter into a long-term management services contract with the center pursuant to which we provide all the management services to the center that it needs to operate, with the exception of medical or clinical services. As of December 31, 2023, 414 of our 575 centers were operated as supported practices. We manage our wholly-owned centers and supported practices consistently and generally do not distinguish between our wholly-owned centers and supported practices in operating our business, subject to compliance with applicable law.

Our subsidiaries directly employ the clinicians who practice at our wholly-owned centers, whereas, with respect to our supported practices, our supported practices directly employ the clinicians. Any payment to a clinician at a supported practice is made pursuant to the clinician’s employment agreement with the supported practice (not through the management services contract).

Payor Agreements

We and our supported practices have payor relationships across multiple independent regional and national contracts. These relationships allow members to utilize their in-network benefits when such individual elects to receive service from one of our clinicians. As of December 31, 2023, our contracts with payors typically provide for an initial term of one to three years and auto-renewal thereafter for additional one-year terms, with a majority of those agreements in automatic annual renewal stages. The contracts with our two largest payor partners are entered into on substantially consistent terms. In most markets, our practices have been contracted (in-network with payors) for more than a decade. While length of contract and economic terms are often negotiated, payors generally use form contracts that contain terms and conditions that are standard in the industry. A small number of our agreements with payors also include terms and conditions to incentivize us and facilitate our ability to provide quality care to that plan’s members, with modest bonus payments tied to quality or utilization metrics.

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

Competition

The market for mental health services is competitive. We compete in a highly fragmented market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as patients, clinicians, payor partners and physician partners. Our competitors primarily include other mental health providers that deliver services virtually or in-person. Our indirect competitors also include episodic consumer-driven point solutions, such as in-person and virtual life coaching, digital therapy and support tools and other technologies related to mental healthcare. As the demand and market for mental health services continue to grow, we may also face competition from new market entrants, including major retailers that have recently begun to offer in-person and virtual mental healthcare in certain markets. However, as our market grows, new stakeholders in the healthcare ecosystem could provide increased partnership opportunities for us. Each of the individual geographic areas in which we operate has a different competitive landscape. In each of our markets we compete with other mental health providers for patients and in contracting with commercial payors. In addition, we face intense competition from other clinical practices, hospitals, health systems and other outpatient mental health providers in recruiting psychiatrists, APNs, psychologists, therapists, and other healthcare professionals.

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

Government Regulation

The healthcare industry and the practice of medicine are governed by an extensive and complex framework of federal and state laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are high. Our profitability depends in part upon our ability to operate in compliance with applicable laws and to maintain all applicable licenses. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. A review of our business by courts or regulatory authorities could result in determinations that could adversely affect our operations or healthcare regulatory environment may change in a way that impacts our operations.

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

In these states, we contract with supported practices, who in turn employ or retain licensed clinicians and other staff to deliver mental healthcare services to patients. We enter into management contracts with our supported practices pursuant to which we provide a wide range of administrative services and receive payment from our supported practices. These administrative services arrangements are subject to state laws, including those in certain of the states where we operate, which prohibit the practice of medicine and the corporate practice of psychology by, and/or the splitting of professional fees with, non-professional persons or entities such as general business corporations.

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

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

Clinicians who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. Federal and state laws also limit the ability of clinicians to prescribe pharmaceuticals and controlled substances via telehealth. We have established systems for ensuring that our supported clinicians are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could lead to adverse action against our clinicians, which could harm our business model and/or clinicians relationships and have a negative impact on our business.

State and Federal Health Information Privacy and Security Laws

HIPAA

We must comply with various federal and state laws related to the privacy and security of personal identifiable information ("PII"), including health information. In particular, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes privacy and security standards that limit the use and disclosure of protected health information ("PHI") and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI. HIPAA’s requirements are also directly applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. Certain of our entities and supported practices are covered entities, while our management service entities are business associates. Additionally, tracking technologies generally used to collect and analyze information about user behavior and enhance the user experience may qualify as HIPAA violations and result in sanction. The Office for Civil Rights ("OCR") recently issued a proposed rule in April of 2023 to modify existing standards permitting uses and disclosures of PHI when PHI pertains to reproductive healthcare, which is defined broadly.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties include civil monetary penalties of up to $68,928 per violation, not to exceed $2,067,813 for violations of the same standard in a single calendar year (as of 2023, and subject to periodic adjustments for inflation), and in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in violations of multiple standards.

We are also subject to the HIPAA breach notification rule, which requires covered entities to notify affected individuals of breaches of unsecured PHI. In addition, covered entities must notify the OCR and the local media if a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to OCR on an annual basis. The HIPAA regulations also require business associates to notify the covered entity of breaches by the business associate.

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

42 C.F.R. Part 2 and Other Privacy Laws

The Federal Substance Abuse Confidentiality Regulations, known as 42 C.F.R. Part 2 ("Part 2"), serve to protect patient records created by federally assisted programs for the treatment of substance use disorders. The fine structure for Part 2 violations was recently updated in February 2024 to align the civil and criminal enforcement authorities that apply to HIPAA violations. As such, the penalties for Part 2 violations have increased, rising from up to $5,000 for individuals and $10,000 for organizations on a per-violation basis to a $50,000 maximum penalty for failure to comply with the Part 2 requirements and a $250,000 maximum penalty for wrongful disclosure of individually identifiable health information.

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

In addition to privacy and security laws, healthcare providers are also subject to additional requirements intended to promote interoperability and the exchange of patient health information. Pursuant to rules promulgated under the 21st Century Cures Act, healthcare providers are prohibited from engaging in "information blocking" activities that interfere with legally permissible access exchange, or use of electronic health information. Violations may result in penalties of up to $1,000,000 per violation, and enforcement of the information blocking penalties began on September 1, 2023.

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

Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal physician Ethics in Patient Referrals Act, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the referring physician or a member of the physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, unless an exception applies. The Stark Law is a strict liability statute, which means intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of various fraud, waste, and abuse laws, including the Stark Law, can be considered a predicate legal violation to submission of a false claim under the federal False Claims Act (described below) on the grounds that a provider impliedly certifies compliance with all applicable laws and rules when submitting claims for reimbursement. Penalties for violating the Stark Law may include: denial of payment for services ordered in violation of the law, recoupments of monies paid for such services, civil penalties for each violation and three times the dollar value of each such service, and exclusion from participation in government healthcare programs. Violations of the Stark Law could have a material adverse effect on our business, financial condition, and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for, or to induce, the (1) the referral of a person covered by government healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under government healthcare programs, or (3) the purchasing, leasing, ordering, or arranging or recommending the purchasing, leasing, or ordering, of any item or service reimbursable under government healthcare programs. Federal courts have held that the Anti-Kickback Statute can be violated if just one purpose of a payment is to induce referrals. Actual knowledge of this statute or specific intent to violate it is not required, which makes it easier for the government to prove that a defendant had the state of mind required for a violation. In addition to a few statutory exceptions, the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("HHS") has promulgated safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but business arrangements that do not fully satisfy all elements of a safe harbor may result in increased scrutiny by OIG and other enforcement authorities. We expect the HHS OIG to issue new regulations adding and modifying safe harbors and to issue new fraud alerts covering the latest conduct that OIG finds problematic. Violations of the Anti-Kickback Statute can result in exclusion from government healthcare programs as well as civil and criminal penalties, including fines of $120,816 per violation (as of 2023, and subject to periodic adjustments for inflation) and three times the amount of the unlawful remuneration. Violations of the Anti-Kickback Statute could have a material adverse effect on our business, financial condition, and results of operations.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Additionally, we expect the OIG to issue new regulations adding and modifying safe harbors and to issue new fraud alerts covering the latest conduct that OIG finds problematic.

False Claims Act

The federal False Claims Act prohibits knowingly presenting, or causing to be presented, false claims to government programs, such as Medicare or Medicaid. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Some states have adopted similar fraud and false claims laws. Government agencies engage in significant civil and criminal enforcement efforts against healthcare companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $13,508 to $27,018 per false claim or statement (as of 2023, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government healthcare programs.

State Fraud, Waste and Abuse Laws

Several states in which we operate have also adopted similar fraud, waste, and abuse laws to those described above. The scope and content of these laws vary from state to state and are enforced by state courts and regulatory authorities. Some states’ fraud and abuse laws, known as “all-payor laws,” are not limited to government healthcare programs, but apply more broadly to items or services reimbursed by any payor, including commercial insurers. Liability under state fraud, waste, and abuse laws could result in fines, penalties, and restrictions on our ability to operate in those jurisdictions.

Other Healthcare Laws

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their implementing regulations, includes several separate criminal penalties for making false or fraudulent claims to non-governmental payors. The healthcare fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, which includes private payors. Violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, (1) inappropriate billing of services to government healthcare programs, (2) employing or contracting with individuals or entities who are excluded from participation in government healthcare programs, and (3) offering or providing Medicare or Medicaid beneficiaries with any remuneration, including full or partial waivers of co-payments and deductibles, that are likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier (subject to an exception for non-routine, unadvertised co-payment and deductible waivers based on individualized determinations of financial need or exhaustion of reasonable collection efforts).

Protections against surprise billing have also been promulgated in connection with the Consolidated Appropriations Act of 2021, which introduced the “No Surprises Act.” Becoming effective on January 1, 2022, this rule created new protections against surprise billing and excessive cost sharing for health care consumers and creates a dispute resolution process to rectify cost disparities.

State Healthcare Competition and Planning Laws

Several states in which we operate have adopted competition and healthcare planning laws that affect transactions in the healthcare industry, which are becoming more in-depth and time-consuming. Some states require notification, filings, and/or approvals by state agencies with respect to proposed transactions involving healthcare providers. Such processes can take significant time, require filing fees, result in conditions that require certain operational changes, and include regular annual reviews regarding the cost and quality of services, among other topics. These laws and the level of enforcement by the respective state agencies are subject to continuous change and interpretation, and compliance with these laws could adversely affect our business.

Intellectual Property

Our intellectual property is an important asset of the Company that enables us to develop, market, and sell our services and enhance our competitive position. We rely on trademarks, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights.

Employees and Human Capital Resources

At LifeStance, we are committed to building a culture that prioritizes our employees' wellbeing and represents our values:

•
Delivering Compassion - we care for people unconditionally and act with empathy always
•
Building Relationships - we are collaborative, building enduring relationships to achieve more together
•
Celebrating Difference - we respect the diversity of every individual's lived experiences

As of December 31, 2023, we employed approximately 9,325 employees through our subsidiaries and supported practices, of which 3,567 were directly employed through our subsidiaries and 5,758 were directly employed by our supported practices. The clinicians of our supported practices have entered into employment agreements directly with our supported practices. All employees of our subsidiaries and supported practices are located in the United States. We engage temporary employees, independent contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Building a Purpose-Driven Culture

As part of our goal to create an industry-leading organization that maintains a culture aligned with our mission, vision and values, we implemented a new employee engagement survey in 2023. These pulse surveys were designed to ensure that we are continually measuring and improving engagement and employee satisfaction via data-driven insights. According to our most recent engagement survey, employees consistently report that LifeStance provides a purpose-driven environment where they feel a strong connection to their work and believe what they do at LifeStance is meaningful. They have a strong sense of camaraderie and a positive working relationship with members of their teams. Further, our employees feel they are treated with respect and dignity across all levels of the organization.

Employee Health and Wellness

We are dedicated to creating a workplace where employees feel valued and supported. We offer competitive benefits, including flexible health plan options, a health savings account plan, flexible spending accounts, life and accidental death and dismemberment insurance, short and long-term disability insurance, paid supplemental maternity, paternal and transition leave, and more. Additionally, all employees have access to eight free mental healthcare visits through our employee assistance plan, whether or not they elect benefits through LifeStance.

To support financial wellness, we offer a 401(k) plan under which we match up to 100% of contributions on the first 3% of an employee's eligible earnings, and up to 50% on the next 2% of eligible earnings. We also continue to offer an industry-leading long-term incentive plan for eligible LifeStance clinicians and employees to earn stock awards as an incentive for increasing access to mental healthcare. We believe providing a path to ownership in LifeStance is a differentiated benefit for our clinicians and other eligible employees.

Diversity, Equity, Inclusion and Belonging

Our National Diversity, Equity, Inclusion and Belonging ("DEIB") Committee is guided by the vision of fostering a workplace in which individuals of all backgrounds are welcomed by a culture of inclusion and respect. Our National DEIB Committee is focused on education, cultural humility, celebrating difference and taking effective action to ensure every staff member and patient under our care understands that LifeStance is a safe place for them to be their authentic selves. Members of the committee partner closely with leadership to make recommendations and provide policy guidance to ensure that the pillars of DEIB are represented across the organization.

Training, Education and Development

We are committed to providing ongoing professional development opportunities for all LifeStance employees. In addition to offering live clinical workshops and trainings that are open to all colleagues across the organization, employees can access a wide variety of training, education and development opportunities on The Trailhead, LifeStance's learning management system.

Sustainability

We continue to focus on the environmental impact of our 575 centers. Our new locations utilize materials known for their sustainability practices including Declare certified (and Living Building Challenge compliant) ceiling tiles and grid; SUSTAIN high performance sustainable ceiling systems; Resilient Floor Covering Institute (RFCI) industry average Environmental Product Declaration flooring; Environmental Product Declaration Certified wall base; FloorScore Certified low emitting materials; low or zero VOC paint; and all high-efficiency LED lighting to minimize power consumption.

Seasonality

Our revenue varies seasonally depending on a number of factors, including the number of business days in a period. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the amount of time clinicians make available to see patients and our ability to fill clinician's schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits also impacts our ability to generate revenue. Further, clinician productivity also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity. This trend makes it difficult to forecast our future results with precision and to assess accurately whether increases or decreases in any one or more quarters are likely to cause annual results to exceed or fall short of previously issued guidance. Unanticipated future volatility can cause actual results to vary significantly from our guidance, even where that guidance reflects a range of possible results and has been updated to take account of partial-year results.

General Corporate Information

On January 28, 2021, LifeStance Health Group, Inc. was incorporated in the state of Delaware. Our principal executive offices are located at 4800 N. Scottsdale Road, Suite 2300, Scottsdale, Arizona 85251. Our telephone number is (602) 767-2100. Our website address is www.lifestance.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company and all of our business operations are conducted through our subsidiaries and supported practices.

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

Private third-party payors pay for the services that we provide to many of our patients. During the year ended December 31, 2023, 95% of our patients were insured as of their latest visit. If any commercial third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, results of operations and financial condition may be harmed. Third-party payors may also elect to create narrow networks, which may exclude our clinicians, or otherwise terminate their agreement with us. A majority of our payor relationships operate across multiple independent regional contracts. Changes in reimbursement rates from these or other large commercial payors could adversely impact our business and results of operations.

Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2023: UnitedHealthcare and Elevance Health, Inc., comprising 19% and 13% of our total revenue, respectively. Therefore, changes in the reimbursement rates, coverage offered by these payors or loss of in-network status may adversely impact our business and results of operations more than changes implemented by other payors.

We plan to be selective with our payor strategy. If we choose to expand our relationships with large payors relative to more numerous smaller payors, these large payors may determine the reimbursement rates and coverage for more of our patients. In addition, we may be unable to enter new payor contracts on favorable terms, or at all. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses, including clinician compensation, may not decrease proportionately.

Our commercial payor contracts are typically structured as fee-for-service arrangements, pursuant to which we, or our supported practices, collect the fees for patient services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third-party reimbursement rates and patient volume.

A portion of our revenue comes from government healthcare programs. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments. We are unable to predict the effect of recent and future policy changes on our operations. These rates are also generally adjusted annually for inflation. However, those adjustments may not reflect actual increases of the cost of providing healthcare services. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs may reduce or delay the reimbursement we receive from them or private payors and could adversely impact our business and results of operations.

A substantial decrease in patient volume, an increase in the number of uninsured or underinsured patients or an increase in the number of patients covered by government healthcare programs, as opposed to commercial plans that have higher reimbursement levels, could reduce our profitability and adversely impact future growth. In addition, we may be unable to enter new payor contracts on favorable terms, or at all. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses, including clinician compensation, may not decrease proportionately.

There is also a trend in the healthcare sector of payors shifting to new payment models and value-based care arrangements. Changing legislation and other regulatory and executive developments have led to the creation of new models of care and other initiatives in both the government and private sector. Value-based care incentivizes healthcare providers to improve both the health and well-being of their patients while concurrently managing the medical expenses or “spend” related to a particular population. Value-based care reimbursement models implemented by government healthcare programs or private third-party payors could materially change the manner in which mental health providers are reimbursed. Any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business.

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

We have experienced significant growth since our inception in 2017. We continually execute a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, our strategy includes recruiting new clinicians, growing our business by opening de novo centers, building our relationships with payors and developing strategic relationships with other primary care and specialist physicians to offer an integrated care model and acquiring strategic high-quality existing centers. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets, that we expect to achieve, or it may be more costly to do so than we anticipate. We may also pivot or delay our growth strategies, which may result in slower rates of net clinician growth or revenue growth compared to prior periods of significant growth.

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

Our significant growth in recent periods has and may continue to put strain on our business, operations and employees. We have also significantly increased the number of patient visits conducted over this period. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our financial and accounting systems and our IT infrastructure. For example, as we implement our growth strategy, we have made strategic investments in enterprise-level scalable infrastructure, including IT and technology support to continue to facilitate virtual services to patients. If our enterprise-level infrastructure is not aligned with the needs of our clinicians and staff, then we will not be able to realize the full capacity of our services and will not recognize a return on our investment in such infrastructure updates.

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

Although none of our employees are currently represented by a union, union organizing campaigns within the healthcare industry appear to be on the rise, and certain changes to federal labor law have made it easier for unions to become certified as the bargaining representative for employees. To the extent a significant portion of our clinicians were to become represented by a union, it is possible our labor costs could increase materially.

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

Our model requires us to continue to hire clinicians and establish a patient base in order to produce a return on investment. When we enter new markets or expand our presence within existing markets, we may encounter difficulties in attracting new clinicians due to competition and area demographics and may encounter difficulties in attracting new patients due to a lack of patient familiarity with our brand, our lack of familiarity with local patient preferences, and preexisting relationships between patients and clinicians who are not affiliated with our Company. We cannot be certain that we will produce the anticipated revenues or return on investment or that our performance will not be materially adversely affected by new or expanded competition in our market areas.

We may acquire existing high-quality centers as part of our long-term business strategy and may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom.

Historically, a part of our business strategy has been the acquisition of existing high-quality centers with in-network payor relationships. We may make acquisitions in the future pursuant to our strategy and may also seek to acquire or invest in businesses or technologies that we believe could complement or expand our business and our platform, enhance our capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We operate in a competitive industry, and if we are not able to compete effectively, our business and financial performance would be harmed.

The market for mental healthcare is competitive. We compete in a highly fragmented market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as patients, clinicians, payor partners, and primary care and other specialist physician partners. Our competitive success is contingent on our ability to address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We compete across various segments within the mental healthcare market, including with respect to traditional healthcare providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and health information exchange. Competition in our market involves changing technologies, evolving regulatory requirements and industry expectations, and changes in clinician and patient needs. If we are unable to keep pace with the evolving needs of our patients and clinicians and the evolving competitive landscape in a timely and efficient manner, demand for our services may be reduced and our business and financial performance would be harmed.

Each of the individual geographic areas in which we operate has a different competitive landscape. In each of our markets, we compete with other outpatient mental health providers for patients and in contracting with commercial payors. In addition, we face intense competition from other clinical practices, hospitals, health systems and other outpatient mental health providers in recruiting psychiatrists, APNs, psychologists, therapists, and other healthcare professionals. The inability to attract new clinicians would negatively affect our financial results.

Our competitors primarily include other outpatient mental health providers that deliver care in-person or through virtual visits. Our indirect competitors also include episodic consumer-driven point solutions, such as in-person and virtual life coaching, digital therapy and support tools and other technologies related to mental healthcare services. In addition to established mental health providers, we may face additional competition from new market entrants, including major retailers that have recently begun to offer in-person and virtual mental healthcare in certain markets. Generally, practices, certain hospitals, and other outpatient mental health providers in the local communities we serve provide services similar to those we offer, and, in some cases, our competitors may offer a broader array of services, more flexible hours or more desirable locations to patients and outpatient mental health providers than ours, and may have larger or more specialized medical staffs to serve patients. Furthermore, healthcare consumers are now able to access patient satisfaction data, as well as standard charges for services, to compare competing outpatient mental health providers; if any of our centers or our supported practices achieve poor results (or results that are lower than our competitors’) on patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer patients. Additional quality measures and trends toward clinical or billing transparency, including recently enacted price transparency rules that would require third-party payors to make their pricing information publicly available, may have a negative impact on our competitive position and patient volumes, as patients may prefer to use lower-cost healthcare providers if they deliver services that are perceived to be similar in quality to ours. Competition from specialized providers, medical practices, retailers, digital health companies and other parties could negatively impact our revenue and market share.

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

In December 2020, in connection with the Consolidated Appropriations Act of 2021, the No Surprises Act introduced protections against surprise billing by providers that became effective on January 1, 2022. The rule creates new protections against surprise billing and excessive cost sharing for healthcare consumers and creates a dispute resolution process to rectify cost disparities. The provider-specific portions of the Act require providers to submit a good faith estimate to uninsured patients (or patients who will not be submitting claims to their insurer) or to the patient’s insurer and can result in payment disputes if the resulting bill is substantially in excess of said estimate. Additionally, providers are responsible for ensuring accuracy of their provider directories with insurers and can be held responsible for the cost disparity of treatment caused by incorrect provider directory designations. As such, procedural infrastructure is required to ensure compliance with the No Surprises Act and to prevent dispute resolution and resulting noncompliance penalties. This law and any related disputes or non-compliance by us could cause disruptions in the ability for us to receive timely payment or result in penalties and therefore could have a material adverse effect on our business.

In addition, several states where we conduct business have enacted or are considering similar laws that would apply to patients having state-regulated insurance. For example, Florida, Ohio and Texas have adopted their own balance billing laws that, in certain cases, prohibit out-of-network providers from billing patients in excess of in-network rates. These measures could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, these measures could affect our ability to contract with certain payors and under historically similar terms and may cause, and the prospect of these changes may cause, payors to terminate their contracts with us and our supported practices, further affecting our business, financial condition, results of operations and cash flows. There is also risk that additional legislation at the federal and state level will give rise to major third-party payors leveraging this legislation or related changes as an opportunity to terminate and renegotiate existing reimbursement rates.

Financial pressures on patients, as well as economic conditions, may adversely affect our patient volume.

We may be adversely affected by patients’ unwillingness to pay for treatment by our clinicians. Higher numbers of unemployed individuals generally translate into more individuals without healthcare insurance to help pay for services, thereby increasing the potential for persons to elect not to seek treatment if they cannot afford to self-pay. Growth of patient receivables or deterioration in the ability to collect on these accounts, due to changes in economic conditions or otherwise, could have an adverse effect on our business, results of operations and financial condition. In addition, patients with high deductible insurance plans may be less likely to seek treatment as a result of higher expected out-of-pocket costs.

We may receive reimbursement for virtual services that is less than for comparable in-person services, which would negatively impact revenue and results of operations.

From time to time, we may operate in states that have not adopted laws related to parity between reimbursement rates for virtual services and in-person care, as presently less than half of states require reimbursement of payment parity for telehealth. If we are not able to enter into regional payor contracts that provide for reimbursement parity between in-person and virtual services, private payors may not reimburse for virtual services at the same rates as in-person care for all patients within that market. Currently, our reimbursement rates for virtual services and in-person care are substantially similar. This is driven by contractual arrangements with our payor partners or payor policies. If we are not able to enter into or renew payor contracts on these terms or if payor policies change, we may receive reimbursement for virtual services that is less than comparable to in-person services in such states, which would negatively impact our revenue with respect to such markets, and as a result, our business, financial condition and results of operations.

Failure to timely or accurately bill for our services could have a negative impact on our patient service revenue, credit losses and cash flow.

Billing for our services is complex. The practice of providing mental health services in advance of payment or prior to assessing a patient’s ability to pay for such services may have a significant negative impact on our patient service revenue, credit losses and cash flow. We bill numerous and varied payors, including self-pay patients and various forms of commercial insurance providers. Different payors typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Self-pay patients and third-party payors may fail to pay for services even if they have been properly billed. Reimbursement to us is typically conditioned on, among other things, our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered or reduction in reimbursement. Additional factors that could complicate our billing include variation in coverage for similar services among various payors and the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties. To the extent the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for credit losses. In addition, any increase in days sales outstanding could also negatively affect our cash flows.

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

Our business is dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our patients, support our clinicians and payor partners and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party vendors we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our patients and clinicians and hinder our ability to provide care to patients, retain and attract patients, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. Furthermore, as we implement new systems and/or upgrade existing systems, we increase our risk of temporary or prolonged disruptions that could adversely affect our business and we are exposed to increased risk of cybersecurity breaches and failures.

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

Increasing regulatory and legislative changes place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives for our technology platform. In addition, recent trends toward greater patient engagement in healthcare require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We and our third-party vendors must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver care to patients in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Additional development projects may be needed or arise in the future and we may not have the necessary resources to complete such development projects. Further, the technological advances of our competitors or future competitors may result in our technologies or future technologies become uncompetitive or obsolete. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial condition and cash flow. Similarly, if our third party vendors fail to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of their own information technology systems, interruptions in their systems or network may result in disruptions of our own systems and business operations.

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

Leasing centers pursuant to binding lease agreements may limit our ability to exit markets. For instance, if a center subject to a lease becomes unprofitable, we may be required to continue operating such center or, if allowed by the landlord, to close such center, we may remain obligated for the lease payments on such center. In connection with our real estate optimization initiative in 2023, we incurred special charges relating to the closing of such centers, including lease termination costs and impairment charges, which reduced and may continue to reduce our profits and adversely affect our business, financial condition or results of operations.

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

Litigation, including in connection with commercial disputes or employment claims, against us could be costly and time-consuming to defend.

We are subject, and in the future may become subject from time to time, to legal proceedings, claims and inquiries, such as claims brought by our partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees or other claims or proceedings. For example, in the first half of 2023, two related hybrid collective/class action lawsuits, captioned Armand et al. v. LifeStance Health Group, Inc. and Jessica McAfee et al. v. LifeStance Health Group, Inc., were filed against the Company by a putative collective or class representing employees of the Company related to advances on compensation and alleged underpayments for time worked, and on April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website. A district court judge dismissed the complaint without prejudice on December 19, 2023. The plaintiff has filed an amended complaint and the matter remains ongoing.

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

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

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

We, our clinicians and supported practices may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against us, our clinicians and our supported practices. Although we, our clinicians and our supported practices carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and our clinicians’ insurance coverage. Our supported practices and clinicians carry professional liability insurance, and we separately carry a professional liability insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our clinicians, our supported practices or to us in the future at acceptable costs or at all.

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
•
the timing of recognition of revenue;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, including upfront capital expenditures and other costs related to expanding in existing markets or entering new markets, as well as providing administrative and operations support services to our supported practices under our management contracts;
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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in the Credit Agreement among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto, dated May 4, 2022, as amended (the “2022 Credit Agreement”), limits our ability to obtain additional debt, and any failure to adhere to these covenants would result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with supported clinicians, vendors and patients, our marketing activities and other aspects of our operations. Of particular importance are:

•
the federal Ethics in Patient Referrals Act, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $29,899 per claim submitted and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the False Claims Act. The statute also provides for a penalty of up to $199,338 for a circumvention scheme;
•
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $120,816 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties and imprisonment. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. We expect the OIG to issue new regulations adding and modifying safe harbors and to issue new fraud alerts covering the latest conduct that OIG finds problematic;
•
pursuant to the 21st Century Cures Act, the HHS Office of the National Coordinator for Health Information Technology (“ONC”) has issued rules designed to drive interoperability, prohibit information blocking, and provide timely access to health information through standardized application programming interfaces. Under these rules, healthcare providers, developers of health information technology certified by the federal government, and health information exchanges and networks are prohibited from engaging in “information blocking” activities that interfere with legally permissible access, exchange, or use of electronic health information. If OIG determines that an individual or entity has engaged in information blocking, such individual or entity may be subject to penalties of up to $1,000,000 per violation. Enforcement of the information blocking penalties began on September 1, 2023;
•
the criminal healthcare fraud provisions of HIPAA, as amended by HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
HIPAA, and its implementing regulations, which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI, and similar state laws that impose further requirements on the protection of the privacy and security of medical and health information beyond what may be considered PHI under federal standards. The Office for Civil Rights has continued its enforcement against entities utilizing tracking technologies in violation of HIPAA;
•
the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;
•
the federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
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
•
the Federal Trade Commission Act and federal and state antitrust, consumer protection, privacy, cybersecurity, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers;
•
laws that regulate debt collection practices as applied to our debt collection practices;

•
a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•
federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•
risks related to employing or contracting with individuals or entities that are sanctioned or excluded from participation in government healthcare programs;
•
federal and state laws and policies related to the prescribing and dispensing of pharmaceuticals and controlled substances;
•
the Federal Substance Abuse Confidentiality Regulations known as 42 C.F.R. Part 2;
•
the Consolidated Appropriations Act of 2021, the No Surprises Act, regarding which the Centers for Medicare and Medicaid Services continue to issue proposed rules and updates;
•
federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide physician and other professional services, to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs, as well as state insurance laws;
•
state laws that require the review of healthcare transactions, which often involve in-depth notice and review requirements necessitating significant time and resources to ensure compliance; and
•
state and federal statutes and regulations that govern workplace health and safety.

Because of the breadth of these laws, frequent updates, and the need to fit certain activities within one of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations and updates. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $13,508 to $27,018 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows and materially harm our reputation.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Regulations related to healthcare are evolving and our ability to provide virtual service across regions could be hampered.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations and our ability to provide virtual services in certain jurisdictions. Areas of government regulation that, if changed, could be costly to us include: rules governing the practice of medicine by physicians and the practice of other licensed professions; laws relating to licensure requirements for psychiatrists and other licensed mental health professionals; laws limiting the corporate practice of medicine and professional fee-splitting; laws governing the issuance of prescriptions in an online setting; federal and state antitrust laws that affect healthcare providers; cybersecurity and privacy laws; and laws and rules relating to the distinction between independent contractors and employees.

In addition, a number of states have imposed different, and, in some cases, additional, standards regarding the provision of services virtually. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to adapt our business model, we may be limited to only in-person services, which may have a material adverse effect on our business, financial condition and results of operations.

Several states in which we operate have adopted competition and healthcare planning laws that affect transactions in the healthcare industry. Some states require notification, filings, and/or approvals by state agencies with respect to proposed transactions involving healthcare providers. Such processes can take significant time, require filing fees, result in conditions that require certain operational changes and include regular annual reviews regarding the cost and quality of services, among other topics. For example, California's law requires at least 90-days advance notification to the Office of Health Care Affordability within the state Department of Health Care Services of certain proposed transactions that close on or after April 1, 2024 and require extensive documentation in connection with the submission of documents. These laws and the level of enforcement by the respective state agencies are subject to continuous change and interpretation, and compliance with these laws could adversely affect our business.

We are dependent on our relationships with supported practices, which we do not own, to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with these entities became subject to legal challenges.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in certain of the states in which we operate. These laws generally prohibit the practice of medicine or practice of psychology by lay-persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment. Due to the prevalence of the corporate practice of medicine doctrine, including in certain of the states where we conduct our business, we enter into management services contracts with our supported practices to provide a wide range of administrative and operations support services to these practices. Under the management contracts between LifeStance and each supported practice, we provide various administrative and management services in exchange for management fees set forth in our management services contracts. To the extent our ability to receive cash fees from the supported practices is limited, our ability to use that cash for growth, debt service or other uses may be impaired and, as a result, our results of operations and financial condition may be adversely affected. In addition, the supported practices are owned by our Chief Medical Officer and other licensed clinical leadership employees. In the event of any such employee’s death or disability or upon certain other triggering events, we maintain the right to direct the transfer of the ownership of the supported practices to another licensed physician.

Our ability to perform medical and virtual services in a particular U.S. state is directly dependent upon the applicable laws governing the practice of medicine or other professions, healthcare delivery and fee splitting in such locations, which are subject to changing political, regulatory and other influences. The extent to which a U.S. state considers particular actions or relationships to constitute the practice of medicine or other professions is subject to change and to evolving interpretations by professional boards and state attorneys general, among others, each of which has broad discretion. There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with outpatient mental health practices, which govern the provision of medical and virtual services and the payment of administrative and operations support fees, violate laws prohibiting the corporate practice of medicine or other professions and fee-splitting. And lawsuits alleging violation of such state doctrines are not uncommon, with a present case against a national emergency physician staffing company that began in California in January 2024 that could have an effect on our business operations in California. The extent to which each state may consider particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state licensing boards and state attorneys general, among others. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis. Our activities and arrangements, if challenged, could be found to be in violation with the law. Additionally, it is possible that the laws and rules governing the practice of medicine or other professions, including the provision of virtual services, and fee splitting in one or more jurisdictions may change in a manner adverse to our business. While the management contracts prohibit us from controlling, influencing or otherwise interfering with the practice of medicine and other professions by the supported clinicians, and provide that clinicians retain exclusive control and responsibility for all aspects of the practice of medicine or other professions and the delivery of clinical services, there can be no assurance that our contractual arrangements and activities with supported practices will be free from scrutiny from U.S. state authorities, and we cannot guarantee that subsequent interpretation of the corporate practice and fee-splitting laws will not circumscribe our business operations. State corporate practice doctrines also often impose penalties on healthcare clinicians themselves for aiding the corporate practice of medicine or other professions, which could discourage clinicians from participating in our network. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business.

While we expect that our relationships with our supported practices will continue, a material change in our relationship with these entities, or among the supported practices, whether resulting from a dispute among the entities, a challenge from a governmental regulator, a change in government regulation, or the loss of these relationships or contracts with outpatient mental health practices, could impair our ability to provide services to our patients and could harm our business.

The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may harm our business.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act” or the “ACA”) in 2010 made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA. While efforts to repeal all or part of the ACA have subsided, we cannot be certain that there will not be further legislative efforts or judicial challenges in the future. There may also be renewed interest in challenging the ACA as a result of the upcoming 2024 election. In addition to judicial challenges, the Biden administration or U.S. Congress may advance new healthcare policy goals and objectives through statute, regulation and executive order. For example, the Biden administration has indicated an intent to propose a public health insurance option, which, if enacted, could significantly change the competitive landscape among commercial insurance carriers.

Other legislative changes to provider reimbursement have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 (known as Medicare sequestration) and subsequent extensions, which began in 2013 and will remain in effect through 2030. Physicians are also subject to other laws that may affect our business, such as the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"), which requires physicians to report on compliance with certain quality and health record initiatives. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our business and, accordingly, the results of our financial operations.

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

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

If our or our vendors’ security measures fail or are breached and unauthorized access to our employees’, patients’ or partners’ data is obtained, our systems may be perceived as insecure, we may incur significant liabilities, including through private litigation or regulatory action, our reputation may be harmed, and we could lose patients and partners.

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees and others, as well as the PHI of our patients. Several laws and regulations require us to keep this information secure. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network and communications systems infrastructure are critical to the success of our business. Our security features and processes or our vetting and oversight of third parties and related hardware and software may not be sufficient for all circumstances. We also exercise limited control over third-party vendors and their computer systems and choice of software, which increases our vulnerability to problems with the technology and information services they provide. Determined threat actors would likely be able to penetrate our security or the security of our vendors with enough skills, resources, and time, and they may evade detection for extended periods of time. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, nation-state attacks, political protests, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, software errors or incompatibility, user errors or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We are also dependent on a technology supply chain that involves many third parties, some of whom may not be known to us, and each of these companies may also be a source of potential risk to our patients, operations and reputation. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we and our third-party vendors may be unable to anticipate all potential threats. We may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive patient data (including PHI), a loss of or damage to our data, or an inability to access data sources, process data or provide our services to our patients. A security incident may even remain undetected for an extended period, and we or our third-party vendors may be unable to anticipate such threats and attacks or implement adequate preventive measures. For example, in February 2024, UnitedHealth Group announced that its Change Healthcare information technology systems was being taken offline for an undefined period, which could harm our operations, including our ability to process insurance claims, collect payments and confirm insurance eligibility of patients, and the ability of third-party pharmacies to fill electronic prescriptions our clinicians may write for patients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect patient, provider or investor confidence in us, and reduce the demand for our services from existing and potential patients. In addition, we could face litigation, damages for contract breach, monetary penalties or regulatory actions for violation of applicable laws or regulations, and incur significant costs to comply with applicable data breach notification laws and to implement remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and related expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Our use and disclosure of PII, including PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure such information we hold could result in significant liability or reputational harm and, in turn, substantial harm to our supported practices, supported clinicians, patient base and revenue.

The privacy and security of PII stored, maintained, received or transmitted electronically is a major issue in the United States. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the Federal Trade Commission and state attorneys general and comprehensive privacy laws in more than a dozen states, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about us, our supported practices or our supported clinicians with regard to the collection, processing, use, disclosure, or security of PII or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

We also publish statements to our patients and stakeholders that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be deceptive or misleading, either by what was said or what is omitted, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches) and HIPAA.

HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us. Certain of our entities and supported practices are covered entities, while our management service entities are business associates.

HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations include civil monetary penalties of up to $68,928 per violation, not to exceed $2,067,813 for violations of the same standard in a single calendar year (as of 2023, and subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm, with a maximum fine of $250,000 and maximum imprisonment of ten years. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

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

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. Further, the HHS OCR published a proposed rule in January of 2021, which, among other things calls for greater care coordination and an individual’s rights to access patient records. The proposed rule specifically encourages the disclosure of PHI when needed to help individuals experiencing substance use disorder, serious mental illness and in emergency circumstances. The proposed rule is subject to a regulatory suspension announced by the Biden administration and we do not know when (or if) the final rule will be published or whether there may be additional changes to the regulations, but when it is, we will need to evaluate and potentially update our HIPAA regulatory programs and documentation to ensure compliance with such requirements. HHS OCR additionally issued a proposed rule in April of 2023 to modify existing standards permitting uses and disclosures of PHI when the PHI pertains to reproductive healthcare, which is defined broadly.

Additionally, tracking technologies generally used to collect and analyze information about user behavior and enhance the user experience may qualify as HIPAA violations and result in sanction. In December 2022, OCR issued a bulletin titled, “Use of Online Tracking Technologies by HIPAA Covered Entities and Business Associates,” which sets forth broad-reaching guidance for HIPAA covered entities and their business associates that utilize online tracking technologies on their webpages and applications. In the guidance, OCR takes the position that when individuals use regulated entities’ websites, the individual information gleaned from that use (including IP address, geographic location, or other unique identifying code) may include PHI, and such information cannot be disclosed to a tracking vendor in a manner that would constitute an impermissible disclosure under HIPAA (e.g., disclosure without a valid HIPAA authorization or business associate agreement (“BAA”)) or any other violations of HIPAA. See “—Risks Related to Our Business and Our Industry—Litigation, including in connection with commercial disputes or employment claims, against us could be costly and time-consuming to defend.”

We may also be required to comply with the Federal Substance Abuse Confidentiality Regulations, known as 42 C.F.R. Part 2. In July 2020, new regulations overhauled these laws to better align with HIPAA and to facilitate better coordination of care in response to the opioid epidemic. On December 2, 2022, HHS OCR published a proposed rule containing proposals to implement the CARES Act provisions, which bring Part 2 in alignment with HIPAA including, among other things, expanding the scope of permitted disclosures of substance use disorder treatment records and applying HIPAA's breach notification standards to breaches of records protected by Part 2. Notice of Privacy Practices and arrangements with business associates and qualified service organizations will also need to be adjusted accordingly.

The Final Rule, which was published in February 2024, aligned Part 2 penalties with civil and criminal enforcement authorities that apply to HIPAA violations. Under the Final Rule, the penalties for Part 2 violations have increased, rising from up to $5,000 for individuals and $10,000 for organizations on a per-violation basis to a $50,000 maximum penalty for failure to comply with the Part 2 requirements and a $250,000 maximum penalty for wrongful disclosure of individually identifiable health information. Additional changes in the Final Rule further harmonize Part 2 with HIPAA and include aligning data breach notification protocols with the HIPAA Breach Notification Rule; allowing single consents for disclosures related to treatment, payment and healthcare operations; and aligning Part 2 Patient Notice requirements with requirements of the HIPAA Notice of Privacy Practices. We will have until February 2026 to comply.

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, California implemented the California Confidentiality of Medical Information Act, which imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California has also implemented the California Consumer Privacy Act ("CCPA"), which came into effect on January 1, 2020, which increases privacy rights for California residents and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended from time to time, and it is possible that further amendments will be enacted, but even in its current format remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, the recently passed California Privacy Rights Act (“CPRA”) has significantly modified the CCPA, including expanding consumers’ rights with respect to certain sensitive personal information, and creating a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. The majority of the CPRA provisions went into effect on January 1, 2023, with some requirements applying to data collected beginning January 1, 2022. The CPRA significantly expanded the CCPA's data protection obligations. Failure to comply with CCPA or CPRA could result in penalties for noncompliance of up to $7,500 per violation. More than a dozen other states have now passed comprehensive privacy laws that will come into effect at various times over the next few years. We will need to continue to evaluate our privacy program as the implementation of the law evolves and may need to make further modifications to our programs, which, if we fail to do so as required, may expose us to liability under the regulation. When we implement new systems and/or upgrade existing systems used to store PII, we could be exposed to increased risk of data security breaches and failures.

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

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state and foreign enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Any such investigations, prosecutions, convictions or settlements could result in significant financial penalties, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business.

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

Recent growth in our telehealth services has been facilitated by significant reduction of regulatory and reimbursement barriers for telehealth services in response to the COVID-19 pandemic, including expansion of reimbursement for telehealth services, and easing of state licensure policies for clinicians, enabling more clinicians to serve patients in more states. During the public health emergency, the Drug Enforcement Agency permitted providers to prescribe certain controlled substances through telehealth without requiring those providers to have conducted an in-person medical evaluation. This flexibility has been extended through December 31, 2024. However, to the extent these regulations revert to their pre-COVID state, our ability to provide certain telehealth services may be impaired, which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of December 31, 2023, we had $289.5 million in principal amount outstanding under our 2022 Credit Agreement. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

As of December 31, 2023, investment entities affiliated with TPG Inc. ("TPG"), affiliates of Silversmith Capital Partners ("Silversmith"), and affiliates of Summit Partners ("Summit" and together with TPG and Silversmith, our "Principal Stockholders"), collectively, beneficially owned approximately 63.5% of our common stock. The Principal Stockholders together will control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of the Board of Directors and other corporate decisions. Even when the Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

As a public company, we continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. Our management and other personnel has and will also need to continue to devote a substantial amount of time towards compliance with the additional reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We did not design and maintain an effective control environment commensurate with our financial reporting requirements due to an insufficient complement of resources in the accounting/finance and IT functions, with an appropriate level of knowledge, experience and training. This material weakness contributed to the following additional material weaknesses:

•
We did not maintain formal accounting policies and procedures, and did not design and maintain effective controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries.

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

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed and operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively. Failing to develop or maintain effective internal control over financial reporting may result in a misstatement of our financial statements or cause investors to lose confidence in us, which could have a material adverse effect on our business, financial condition or results of operations.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weakness identified by our management in our internal control over financial reporting. In addition, we are required to comply with the SEC's rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports, and we are required to disclose significant changes made in our internal controls and procedures on a quarterly basis.

If we identify an additional material weakness in our internal control over financial reporting, we may not be able to remediate the material weakness identified in a timely manner or maintain all of the controls necessary to remain in compliance with our reporting obligations. If we identify any additional material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

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
effects of public health crises; and
•
general economic conditions and trends.

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

The trading market for our shares is influenced, in part, by the research and reports that industry or securities analysts or other commentators publish about us or our business. We do not have any control over these analysts or commentators. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of company data and systems along with other material risks to company operations, at least annual or whenever there are material changes to the Company’s systems or operations. Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material breaches. As part of our risk management process, the Company engages outside providers to conduct periodic penetration testing and other cybersecurity audits. The Company stores company data in cloud environments with security appropriate to data involved and has adopted controls around, among other things, vendor risk assessment, information classification, access and acceptable use and backup and recovery.

The Senior Vice President of IT Security ("SVP of IT Security") has over 35 years of experience in the informational technology field, with 18 years of healthcare IT experience with an emphasis in IT security and computer forensics. The SVP of IT Security has operational responsibility for ensuring the adequacy and effectiveness of the company’s risk management, control and governance processes, who periodically reports to the Operational Risk Committee ("ORC"), responsible for applying the policy decisions and, in coordination with the Chief Digital Officer and Chief Executive Officer, reports to the Board at least annually or more regularly at the discretion of the ORC.

The Company’s audit committee is briefed on cybersecurity risks at least once each calendar year and also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds. The SVP of IT Security reports quarterly to the Company’s audit committee and such report addresses overall assessment of the Company’s compliance with this and other cybersecurity policies, including topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, recommendations for changes and/or updates to policies and procedures.

Item 2. Properties

Our corporate headquarters is located in Scottsdale, Arizona pursuant to the terms of an approximately six-year lease that was entered into August 2023 for approximately 6,000 square feet of space. In addition, our subsidiaries and supported practices lease space for clinic services at each of our 575 centers. We believe that our current facilities are adequate to meet our current needs.

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

For a discussion of certain legal proceedings in which we are involved, please read Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “LFST” since June 10, 2021. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of February 21, 2024, there were approximately 52 stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph and related information shows a comparison of the cumulative total return for our common stock, Russell 2000 Composite Index ("Russell 2000"), Russell 2500 Health Care Index ("Russell 2500 Health Care"), Standard & Poor's 500 Index ("S&P 500") and the S&P Health Care Index ("S&P Health Care") between June 10, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2023. Historically, we have presented the return of S&P 500 and S&P Health Care. However, upon a review of our market capitalization and those in the S&P 500 and S&P Health Care, we determined that the Russell 2000 and Russell 2500 Health Care are more appropriate benchmarks to use because these are more representative of companies with market capitalizations comparable to ours. As such, we plan to replace the S&P 500 with the Russell 2000 and the S&P Health Care with Russell 2500 Health Care, but we are presenting the return of the S&P 500, the S&P Health Care, the Russell 2000 and the Russell 2500 Health Care in the graph to aid in comparison for this transition year. All values assume an initial investment of $100 and reinvestment of any dividends. However, no dividends have been declared on our common stock to date. The stock price performance on the following graph represents past performance and is not necessarily indicative of possible future stock price performance.

	6/10/2021	12/31/2021	12/31/2022	12/31/2023
LifeStance Health Group, Inc.	$100.00	$43.47	$22.56	$35.75
Russell 2000	$100.00	$97.73	$77.75	$90.92
Russell 2500 Health Care	$100.00	$90.88	$64.95	$67.72
S&P 500	$100.00	$113.28	$92.77	$117.15
S&P 500 Health Care	$100.00	$113.69	$111.46	$113.76

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

None.

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

LifeStance Health Group, Inc. was formed as a Delaware corporation on January 28, 2021 for the purpose of completing an initial public offering ("IPO") and related transactions in order to carry on the business of LifeStance TopCo, L.P. (“LifeStance TopCo”) and its consolidated subsidiaries and supported practices. LifeStance Health Group, Inc. wholly-owns the equity interest of LifeStance TopCo and operates and controls all of the business and affairs and consolidates the financial results of LifeStance TopCo and its wholly owned subsidiaries and supported practices.

Unless the context otherwise indicates or requires, the terms "we", "us", "our business", "LifeStance" and "our Company" and similar references refer to LifeStance Health Group, Inc. and its consolidated subsidiaries and supported practices. References to "our employees" and "our clinicians" refer collectively to employees and clinicians, respectively, of our subsidiaries and supported practices. References to "our patients" refer to the patients treated by such clinicians.

Our Business

We are reimagining mental health through a tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall healthcare costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 6,645 licensed mental health clinicians across 33 states as of December 31, 2023. In 2023, our clinicians treated over 880,000 unique patients through approximately 6.9 million visits. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

Our model is built to empower each of the healthcare ecosystem’s key stakeholders—patients, clinicians, payors and primary care and specialist physicians—by aligning around our shared goal of delivering better outcomes for patients and providing high-quality mental healthcare.

•
Patients - We are the front-door to comprehensive outpatient mental healthcare. Our clinicians offer patients a full spectrum of outpatient services to treat mental health conditions. Our in-network payor relationships improve patient access by allowing patients to access care without significant out-of-pocket cost or delays in receiving treatment. Our personalized, data-driven comprehensive care meets patients where they are, through convenient virtual and in-person settings. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.
•
Clinicians - We empower clinicians to focus on patient care and relationships by providing what we believe is a superior workplace environment, as well as clinical and technology capabilities to deliver high-quality care. We offer a unique employment model for clinicians in a collaborative clinical environment, employing our clinicians through our subsidiaries and supported practices. Our integrated platform and national infrastructure reduce administrative burdens for clinicians while increasing engagement and satisfaction.
•
Payors - We partner with payors to deliver access to high-quality outpatient mental healthcare to their members at scale. Through our extensive scale, we offer payors a pathway to reduce overall cost of care in the broader healthcare system while supporting improved physical and mental health outcomes.
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

COVID-19 Impact

We believe the COVID-19 pandemic represented a paradigm shift in the importance of and focus on mental healthcare. We saw a significant increase in patient demand as well as payor and employer adoption of mental health coverage options during the pandemic. However, as the pandemic surged and waned, we believe there has been some impact on our operations, including due to patient and clinician illness, which resulted in cancellations of appointments, deferrals and fewer appointments initially scheduled.

Key Factors Affecting Our Results

Expanding Center Capacity and Visits Within Existing Centers

We have built a powerful organic growth engine that enables us to drive growth within our existing footprint.

Our Clinicians

As of December 31, 2023, we employed 6,645 psychiatrists, APNs, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinician's schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits also impacts our ability to generate revenue. Further, clinician productivity also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 6,645 clinicians employed through our subsidiaries and supported practices, as of December 31, 2023. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2023, our clinicians treated more than 880,000 unique patients through approximately 6.9 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Our Primary Care and Specialist Physician Referral Relationships

We have built a powerful patient referral network through partnerships with primary care physicians and specialist physician groups across the country. We deliver value to our provider partners by offering a more efficient referral pathways, delivering improved outcomes for our shared patients, and enabling more integrated care and lower total healthcare costs. As we continue to scale nationally, we plan to partner with additional hospital systems, large primary care groups and other specialist groups to help streamline their mental health network needs and drive continued patient growth across our platform. Our vision over time is to further integrate our mental healthcare services with those of our medical provider partners. By co-locating and driving towards integration with primary care and specialty providers, we can enhance our clinicians' access to patients. We anticipate that we will continue to grow these relationships while evolving our offering toward a fully-integrated care model in which primary care and our mental health clinicians work together to develop and provide personalized treatment plans for shared patients. We believe these efforts will help to further align our model with that of other healthcare providers increasing our value to them and driving new opportunities to partner to grow our patient base and revenue opportunities.

Our Payors

Our payor relationships, including national contracts with multiple payors, allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, and stronger member and client value proposition through the offering of in-network mental health services. A majority of our revenue is derived from patients with commercial in-network insurance coverage – for the year ended December 31, 2023, our payor mix by revenue was 91% commercial in-network payors, 4% government payors, 4% self-pay and 1% non-patient services revenue. The strength of our payor relationships and our value proposition has historically allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to evaluate new payor relationships and national contracts where we believe the payor's policies and approach to mental healthcare align with our mission while also seeking to drive regional rate improvement, including terminating certain of our lower-volume payor contracts, to support continued investment in our differentiated model for delivering mental healthcare. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

As part of our ongoing business operations, we renegotiate our existing payor contracts and enter into new payor contracts. Our results of operations can fluctuate based on the reimbursement rates resulting from these payor contract negotiations and renegotiations. To the extent that payors, particularly payors comprising a significant portion of our revenue, negotiate lower reimbursement rates or elect not to cover some or all of our services, our business and results of operations could be adversely impacted. See “Risk Factors—If reimbursement rates paid by third-party payors are reduced or if third-party payors otherwise restrain our ability to obtain or deliver care to patients, our business could be materially harmed.”

Expand and Optimize our Center Base Within Existing and New Markets

We believe we have built a powerful market growth engine that allows us to rapidly grow our presence within our markets and unlock potential latent demand through our differentiated scale, access and affordability.

De Novo Centers

Our de novo center strategy is a central component of our organic growth engine to build our capacity and increase density in our existing metropolitan statistical areas. From our inception in 2017 through December 31, 2023, we have successfully opened 351 de novo centers, including 35 de novo centers in 2023, 90 de novo centers in 2022 and 106 de novo centers in 2021. We believe there is a significant opportunity to use de novo center openings to address potential patient need in our existing markets and new markets that we have determined are attractive to enter. We systematically locate our centers within a given market to ensure convenient coverage for in-person access to care. We believe our successful de novo program and national clinician recruiting team can support additions of new centers and clinicians.

We continue to utilize a more sustainable design for all new de novo centers that reimagines the mental healthcare experience for both patients and clinicians while reinforcing our commitment to sustainability.

Acquisitions

We believe the highly fragmented nature of the mental health market provides us with a meaningful opportunity to execute on our acquisition playbook. We seek to acquire select practices that meet our standards of high-quality clinical care and align with our mission. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us a partner of choice for smaller, independent practices. Our acquisition strategy is deployed both to enter new markets and in our existing markets. In new markets, acquisitions allow us to establish a presence with high-quality practices with a track record of clinical excellence and in-network payor relationships that can be integrated into our national platform. In existing markets, acquisitions allow us to grow our geographic reach and clinician base to expand patient access. As of December 31, 2023, we had completed 93 acquisitions of existing practices, since our inception.

Real Estate Optimization

In connection with our expansion through de novo centers and acquisitions, in 2023, we announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to our business model driven by a shift to more virtual visits initiated by the COVID-19 pandemic. As a result, we have completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases, and plan to continue to optimize our real estate footprint in 2024.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Total revenue	$1,055,665	$859,542	$667,511
Revenue growth	23%	29%	*
Loss from operations	(189,134)	(210,174)	(286,353)
Center Margin	302,096	237,017	201,508
Net loss	(186,262)	(215,564)	(307,197)
Adjusted EBITDA	59,042	52,670	49,154

* Denotes not meaningful due to lack of comparability between the prior year period as a result of the acquisition of the predecessor of LifeStance TopCo by affiliates of TPG Inc. (the "TPG Acquisition").

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Loss from operations	$(189,134)	$(210,174)	$(286,353)
Adjusted for:
Depreciation and amortization	80,437	69,198	54,136
General and administrative expenses (1)	410,793	377,993	433,725
Center Margin	$302,096	$237,017	$201,508

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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax benefit, (gain) loss on remeasurement of contingent consideration, stock and unit-based compensation, management fees, loss on disposal of assets, transaction costs, offering related costs, executive transition costs, litigation costs, strategic initiatives, real estate optimization and restructuring charges, and other expenses. We include Adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Net loss	$(186,262)	$(215,564)	$(307,197)
Adjusted for:
Interest expense, net	21,220	19,928	38,911
Depreciation and amortization	80,437	69,198	54,136
Income tax benefit	(20,321)	(17,166)	(25,908)
(Gain) loss on remeasurement of contingent consideration	(3,972)	1,688	2,610
Stock and unit-based compensation expense	99,388	187,430	259,439
Management fees (1)	—	—	1,445
Loss on disposal of assets	112	218	24
Transaction costs (2)	89	722	3,762
Offering related costs (3)	—	—	8,747
Endowment to the LifeStance Health Foundation	—	—	10,000
Executive transition costs	636	1,274	—
Litigation costs (4)	51,034	851	—
Strategic initiatives (5)	3,925	—	—
Real estate optimization and restructuring charges (6)	10,970	—	—
Other expenses (7)	1,786	4,091	3,185
Adjusted EBITDA	$59,042	$52,670	$49,154

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
(4)
Litigation costs include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During the year ended December 31, 2023, litigation costs included cash expenses related to three distinct litigation matters, including (x) a securities class action litigation, (y) a privacy class action litigation and (z) a compensation model class action litigation. For a discussion of certain legal proceedings in which we are involved, please read Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K.
(5)
Strategic initiatives consist of expenses directly related to a multi-phase system upgrade in connection with our recent and significant expansion. During the year ended December 31, 2023, we continued a process of evaluating and adopting three critical enterprise-wide systems for (i) human resources management, (ii) clinician credentialing and onboarding process and (iii) a scalable electronic health resources system. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to these enterprise-wide systems. We considered the frequency and scale of this multi-part enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(6)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which include certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures has been and is expected to be greater than what would be expected as part of ordinary business operations and do not constitute normal recurring operating activities. For a discussion of our real estate optimization initiative, please read Note 5, Leases, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K.
(7)
Primarily includes costs incurred to consummate or integrate acquired centers, certain of which are wholly-owned and certain of which are supported practices, in addition to the compensation paid to former owners of acquired centers and related expenses that are not reflective of the ongoing operating expenses of our centers. Acquired center integration and other are components of general and administrative expenses included in our consolidated statements of operations and comprehensive loss. Former owner fees is a component of center costs, excluding depreciation and amortization included in our consolidated statements of operations and comprehensive loss. These costs are summarized for each period in the table below:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Acquired center integration (1)	$702	$2,325	$2,303
Former owner fees (2)	187	376	588
Other (3)	897	1,390	294
Total	$1,786	$4,091	$3,185

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

Components of Revenue and Expenses

Total Revenue

Total revenue consists primarily of consideration we expect to be entitled to in exchange for all patient activities. We bill each patient or third-party payor on a fee-for-service basis as services are rendered. Revenue is recognized as performance obligations are satisfied. Performance obligations are determined based on the nature of the services provided, and generally each individual counselling session is a performance obligation.

We have relationships with third-party payors. We determine the transaction price under these contracts based on standard charges for services provided net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions provided to patients. The differences between the price at which we expect to receive from patients and the standard billing rates are accounted for as contractual adjustments, discounts or implicit price concessions, which are deducted from gross revenue to arrive at net revenues. Contractual adjustments, discounts and implicit price concessions are based on contractual agreements, discount policies and historical experience. We use historical patient visit rates, our historical mix of services performed and current reimbursement rates to help us analyze and explain historical patient service revenue. To achieve efficiencies and provide consistent access to care for patients across the country, we may negotiate regional or national contracts with certain payors in lieu of location specific agreements. Some of our third-party payor contracts are inherited through acquisitions of practices with existing contracts where we did not have an existing relationship with that payor in the market. During the years ended December 31, 2023, 2022 and 2021, two payors individually exceeded 10% of our revenue. Our payor relationships generally operate across multiple independent regional contracts. We have patients covered by third-party payors, which include commercial health insurers and governmental payors under programs such as Medicare, and uninsured patients. Governmental payors and uninsured patients account for a small portion of our total revenue.

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

Other Expense

Other expense consists primarily of gains and losses on remeasurement of a contingent consideration liability where the performance condition was not met or likelihood of payment increases, transaction costs related to legal, consulting and other expenses, related party management fees, interest expense on our credit facilities and amortization of discount and debt issue costs.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth a summary of our financial results for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
TOTAL REVENUE	$1,055,665	$859,542	$667,511
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	753,569	622,525	466,003
General and administrative expenses	410,793	377,993	433,725
Depreciation and amortization	80,437	69,198	54,136
Total operating expenses	$1,244,799	$1,069,716	$953,864
LOSS FROM OPERATIONS	$(189,134)	$(210,174)	$(286,353)
OTHER EXPENSE
Gain (loss) on remeasurement of contingent consideration	3,972	(1,688)	(2,610)
Transaction costs	(89)	(722)	(3,762)
Interest expense, net	(21,220)	(19,928)	(38,911)
Other expense	(112)	(218)	(1,469)
Total other expense	$(17,449)	$(22,556)	$(46,752)
LOSS BEFORE INCOME TAXES	(206,583)	(232,730)	(333,105)
INCOME TAX BENEFIT	20,321	17,166	25,908
NET LOSS	$(186,262)	$(215,564)	$(307,197)

Total Revenue

Total revenue increased $196.2 million, or 23%, to $1,055.7 million for the year ended December 31, 2023 from $859.5 million for the year ended December 31, 2022. This was primarily due to an increase of $195.8 million of patient service revenue and $0.4 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 1,014 in total clinicians primarily from organic hiring, an increase in average clinician productivity and the inclusion of prior acquisitions for the full year, resulting in an increase in patient visits of 1.1 million, or 20%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and de novo strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $131.1 million, or 21%, to $753.6 million for the year ended December 31, 2023 from $622.5 million for the year ended December 31, 2022. This was primarily due to a $125.3 million increase in center-based compensation due to the increase in the total number of clinicians primarily from organic hiring and including from the prior acquisitions for the full year, and an increase in average clinician productivity, resulting in an overall increase in patient visits of 1.1 million. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance attributed to the increase of $5.8 million primarily due to our new centers.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting and de novo strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses increased $32.8 million, or 9%, to $410.8 million for the year ended December 31, 2023 from $378.0 million for the year ended December 31, 2022. This was primarily due to an increase of $58.0 million in other operating expenses, including professional services and legal expenses for ongoing litigation, including, primarily the approved settlement of our shareholder class action lawsuit (see Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K). In addition, the increase was attributable to an increase of $17.0 million in occupancy costs, of which $11.0 million is related to our real estate optimization and restructuring charges (see Note 5, Leases, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K). This increase was offset by a decrease of $88.0 million in stock-based compensation expense primarily relating to RSAs and RSUs granted at the time of IPO without a similar expense in 2023, and the decrease was offset by an increase in salaries, wages and employee benefits of $41.9 million. Further, the increase is also partially attributable to the third-party consulting costs and one-time costs associated with our strategic initiatives of $3.9 million related to the multi-phase system upgrade in connection with our recent and significant expansion.

Depreciation and amortization

Depreciation and amortization expense increased $11.2 million to $80.4 million for the year ended December 31, 2023 from $69.2 million for the year ended December 31, 2022. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest expense

Interest expense increased $1.3 million to $21.2 million for the year ended December 31, 2023 from $19.9 million for the year ended December 31, 2022. This increase was primarily due to higher borrowings outstanding during the period.

Income Tax Benefit

Income tax benefit increased $3.1 million to $20.3 million for the year ended December 31, 2023 from $17.2 million for the year ended December 31, 2022. The increase was primarily due to the decrease in non-deductible equity awards offset by an increase in the valuation allowance activity for the year ended December 31, 2023.

Comparison of the Years Ended December 31, 2022 and 2021

See discussion of the comparison of the years ended December 31, 2022 and 2021 in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023, Part II - Item 7. “—Management's Discussion and Analysis of Financial Condition—Results of Operations”.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement among by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto, dated May 4, 2022, as amended (the "2022 Credit Agreement"). We had cash and cash equivalents of $78.8 million and $108.6 million as of December 31, 2023 and 2022, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our December 31, 2023 financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2023 and 2022, there was an aggregate principal amount of $289.5 million and $234.0 million outstanding under the 2022 Credit Agreement, respectively. As of December 31, 2023, our non-cancellable future minimum operating lease payments totaled $269.5 million.

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

The 2022 Credit Agreement also contains a maximum first lien net leverage ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such test period, in each case on a pro forma basis. As of December 31, 2023, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Net cash (used in) provided by operating activities	$(16,884)	$52,789	$9,420
Net cash used in investing activities	(60,340)	(139,461)	(194,076)
Net cash provided by financing activities	47,427	47,264	313,856
Net (decrease) increase in cash and cash equivalents	$(29,797)	$(39,408)	$129,200
Cash and cash equivalents, beginning of period	108,621	148,029	18,829
Cash and cash equivalents, end of period	$78,824	$108,621	$148,029

Cash Flows (Used In) Provided By Operating Activities

During the year ended December 31, 2023, operating activities used $16.9 million of cash, primarily impacted by our $186.3 million net loss and $203.1 million in non-cash charges. This was partially offset by net cash used by changes in our operating assets and liabilities of $33.7 million primarily driven by the payments for the shareholder class action settlement and substantially all of the related legal costs during the second half of the year. During the year ended December 31, 2022, operating activities provided $52.8 million of cash, primarily impacted by our $215.6 million net loss and $285.3 million in non-cash charges. This was partially offset by net cash used by changes in our operating assets and liabilities of $16.9 million.

Cash Flows Used In Investing Activities

During the year ended December 31, 2023, investing activities used $60.3 million, primarily resulting from our business acquisitions totaling $19.8 million and purchases of property and equipment of $40.5 million. During the year ended December 31, 2022, investing activities used $139.5 million of cash, primarily resulting from our business acquisitions totaling $60.2 million and purchases of property and equipment of $79.3 million.

Cash Flows Provided By Financing Activities

During the year ended December 31, 2023, financing activities provided $47.4 million of cash, resulting primarily of borrowings of $57.8 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $2.5 million, payments of debt issue costs of $0.2 million and payments of contingent consideration of $7.7 million. During the year ended December 31, 2022, financing activities provided $47.3 million of cash, resulting primarily from borrowings of $257.3 million under the 2022 Credit Agreement, partially offset by payments of long-term debt of $187.8 million, payments of debt issue costs of $7.3 million, a prepayment for the debt paydown of $1.6 million and payments of contingent consideration of $12.5 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Annual Report include the results of (i) LifeStance TopCo, L.P., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance TopCo, L.P. in which LifeStance TopCo, L.P. has an interest and is the primary beneficiary and (ii) LifeStance Health Group, Inc., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the periods subsequent to the completion of the IPO and related transactions. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. Our critical accounting estimates are described below.

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

We report revenue net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions provided to patients. The differences between the price at which we expect to receive from patients or third-party payors and the standard billing rates are accounted for as contractual adjustments, discounts or implicit price concessions, which are deducted from gross revenue to arrive at net revenues. We determine our estimates of contractual adjustments, discounts and implicit price concessions based on contractual agreements, its discount policies, and its historical experience. Agreements with third-party payors provide for payments at amounts less than the established charges billed to patients. In substantially all of our patient encounters, services are paid for based upon established fee schedules which reflect reductions for contractual adjustments provided to third-party payors.

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

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. Management's annual goodwill impairment analyses in 2023 and 2022 indicated that goodwill was not impaired.

The determination of fair values and useful lives requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired arrangements from a market participant perspective, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

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

As of December 31, 2023, we had an aggregate principal amount of $289.5 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment and due to the material weaknesses described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

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

We did not design and maintain an effective control environment commensurate with our financial reporting requirements due to an insufficient complement of resources in the accounting/finance and IT functions, with an appropriate level of knowledge, experience and training. This material weakness contributed to the following additional material weaknesses:

•
We did not maintain formal accounting policies and procedures, and did not design and maintain effective controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries.

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

Our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of December 31, 2023, our remediation measures are ongoing and include the following:

•
hired a new head of Internal Audit with extensive Sarbanes-Oxley Act experience;
•
engaged with external consultants with healthcare and IT expertise to assist with enhancing our internal control environment design and development;
•
hired additional accounting and IT personnel, including a new Senior Vice President of IT and Security, to enhance our technical reporting, transactional accounting, and IT capabilities. We designed and implemented controls to support training, development, and technical research capabilities for those personnel, along with the development and implementation of policies and procedures to support the external financial reporting functions. We continue to evaluate our staffing needs and plan to hire additional personnel as necessary to support our operations;
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
•
development and implementation of controls related to the periodic monitoring and review of user access rights, segregation of duties conflicts, and, where it is determined there is a need for an individual to have conflicting access, a periodic review of the underlying activities is performed by an independent person who does not have such conflicting access;
•
development and implementation of controls related to computer operations surrounding critical batch jobs and data backups; and
•
development and implementation of program change management controls, including new or material modifications, related to testing, authorization and implementation of program and data changes affecting financial IT applications and accounting records.

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed and operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

We intend to evaluate current and projected resource needs on a regular basis and hire additional qualified resources as needed. Our ability to maintain qualified and adequate resources to support our business and our projected growth will be a critical component of our internal control environment.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During our fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2023 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(b)
The exhibits listed in the following “Exhibits Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of LifeStance Health Group, Inc.	8-K	001-40478	3.1	6/15/2021
3.2	Second Amended and Restated Bylaws of LifeStance Health Group, Inc.	8-K	001-40478	3.1	3/9/2023
4.1	Form of Common Stock Certificate	S-1/A	333-256202	4.1	6/1/2021
4.2	Description of Securities	10-K	001-40478	4.2	3/17/2022
10.1	Registration Rights Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.1	6/15/2021
10.2	Stockholders Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.2	6/15/2021
10.3	Stock Transfer Restriction Agreement, dated as of June 9, 2021, by and among the Company and each of the other person from time to time party thereto	8-K	001-40478	10.3	6/15/2021
10.4+	Employment Agreement, dated September 7, 2022, between LifeStance Health Group, Inc. and Kenneth Burdick	10-Q	001-40478	10.8	11/9/2022
10.5+	Amended and Restated Employment Agreement, dated May 14, 2020, between LifeStance Health, Inc. and Danish Qureshi	S-1	333-256202	10.9	5/17/2021
10.6+	Letter Agreement, dated September 7, 2022, between LifeStance Health Group, Inc. and Danish Qureshi	10-Q	001-40478	10.9	11/9/2022
10.7+	Employment Agreement, dated as of November 2, 2022, between LifeStance Health Group, Inc. and David Bourdon	10-K	001-40478	10.30	3/9/2023
10.8+	LifeStance Health Group, Inc. 2021 Equity Incentive Plan	8-K	001-40478	10.4	6/15/2021
10.9+	LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan	8-K	001-40478	10.5	6/15/2021
10.10+	LifeStance Health Group, Inc. 2021 Cash Incentive Plan	8-K	001-40478	10.6	6/15/2021
10.11	Form of Indemnification Agreement between LifeStance Health Group, Inc. and each of its directors and executive officers	S-1	333-256202	10.17	5/17/2021
10.12	Form of Management Services Agreement with Supported Practices	S-1	333-256202	10.19	5/17/2021
10.13+	Form of RSU Agreement under the 2021 Plan	S-1/A	333-256202	10.12	6/1/2022
10.14+	Form of Notice of Amended Award Terms for Class B Unit Award Agreement	S-1/A	333-256202	10.13	6/1/2022
10.15+	Form of Non-Qualified Stock Option Agreement	10-Q	001-40478	10.10	11/9/2022
10.16+	Form of RSU Agreement (Time) (Sell to Cover) under the 2021 Plan	10-K	001-40478	10.28	3/9/2023
10.17+	Form of RSU Agreement (Time and Performance) (Sell to Cover) under the 2021 Plan	10-K	001-40478	10.29	3/9/2023
10.18	Credit Agreement, dated as of May 4, 2022, among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association	10-Q	001-40478	10.1	8/10/2022
10.19	First Amendment to Credit Agreement, dated as of November 7, 2023, among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association					X
10.20+	Severance and Change in Control Policy	10-Q	001-40478	10.6	8/10/2022
21.1	List of subsidiaries of LifeStance Health Group, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	LifeStance Health Group, Inc. Policy for Recoupment of Incentive Compensation					X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	The Cover page from the Annual Report on Form 10-K of LifeStance Health Group, Inc. for the year ended December 31, 2023 formatted in Inline XBRL

+ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeStance Health Group, Inc.

Date: February 28, 2024	By:	/s/ Kenneth Burdick
Kenneth Burdick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth Burdick	Chief Executive Officer and Chairman	February 28, 2024
Kenneth Burdick	(Principal Executive Officer)

/s/ David Bourdon	Chief Financial Officer and Treasurer	February 28, 2024
David Bourdon	(Principal Financial and Accounting Officer)

/s/ Robert Bessler	Director	February 28, 2024
Robert Bessler

/s/ Darren Black	Director	February 28, 2024
Darren Black

/s/ Jeffrey Crisan	Director	February 28, 2024
Jeffrey Crisan

/s/ William Miller	Director	February 28, 2024
William Miller

/s/ Jeffrey Rhodes	Director	February 28, 2024
Jeffrey Rhodes

/s/ Eric Shuey	Director	February 28, 2024
Eric Shuey

/s/ Seema Verma	Director	February 28, 2024
Seema Verma

/s/ Katherine Wood	Director	February 28, 2024
Katherine Wood

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LifeStance Health Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LifeStance Health Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss and of cash flows for each of the three years in the period ended December 31, 2023, of changes in stockholders’ equity for the years ended December 31, 2023 and 2022, and of changes in redeemable units and stockholders’/members’ equity for the year ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not (i) design and maintain an effective control environment commensurate with the Company's financial reporting requirements due to an insufficient complement of resources in the accounting/finance and IT functions, with an appropriate level of knowledge, experience and training, (ii) maintain formal accounting policies and procedures, and did not design and maintain effective controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries, and (iii) design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of the consolidated financial statements related to (a) program change management controls, (b) user access controls, (c) computer operations controls, and (d) testing and approval controls for program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Patient Accounts Receivable, Net

As described in Note 2 to the consolidated financial statements, total revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. The Company reports revenue net of price concessions provided to patients. The differences between the price at which the Company expects to receive from patients and the standard billing rates are accounted for as contractual adjustments, discounts or implicit price concessions, which are deducted from gross revenue to arrive at net revenue. Patient accounts receivable are carried at the original charge for the services provided adjusted for explicit and implicit price concessions. Management regularly reviews data about the major payor sources of revenue and determines its estimates based on contractual agreements, its discount policies, and its historical experience. Patient accounts receivable, net were $125.4 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to the valuation of patient accounts receivable, net is a critical audit matter are (i) the significant judgment by management when developing the estimate of patient accounts receivable, net and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the estimate. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, there is a material weakness related to the Company’s control environment, which impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the estimate of patient accounts receivable, net, (ii) evaluating the relevance and use of historical experience data as an input into the estimate, (iii) testing the completeness and accuracy of underlying historical experience data used in the estimate, and (iv) evaluating the historical accuracy of management’s estimate of the amount expected to be collected by (a) testing, on a sample basis, the completeness and accuracy of revenue transactions and cash collections used in management’s analysis and (b) comparing actual cash collections to the previously recorded patient accounts receivable.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 28, 2024

We have served as the Company's auditor since 2020.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$78,824	$108,621
Patient accounts receivable, net	125,405	100,868
Prepaid expenses and other current assets	21,502	23,734
Total current assets	225,731	233,223
NONCURRENT ASSETS
Property and equipment, net	188,222	194,189
Right-of-use assets	170,703	199,431
Intangible assets, net	221,072	263,294
Goodwill	1,293,346	1,272,939
Other noncurrent assets	10,895	10,795
Total noncurrent assets	1,884,238	1,940,648
Total assets	$2,109,969	$2,173,871
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,051	$12,285
Accrued payroll expenses	102,478	75,650
Other accrued expenses	35,012	30,428
Current portion of contingent consideration	8,169	15,876
Operating lease liabilities, current	46,475	38,824
Other current liabilities	3,688	2,936
Total current liabilities	202,873	175,999
NONCURRENT LIABILITIES
Long-term debt, net	280,285	225,079
Operating lease liabilities, noncurrent	181,357	212,586
Deferred tax liability, net	15,572	38,701
Other noncurrent liabilities	952	2,783
Total noncurrent liabilities	478,166	479,149
Total liabilities	$681,039	$655,148
COMMITMENTS AND CONTINGENCIES (see Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of December 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of December 31, 2023 and December 31, 2022; 378,725 and 375,964 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3,789	3,761
Additional paid-in capital	2,183,684	2,084,324
Accumulated other comprehensive income	2,303	3,274
Accumulated deficit	(760,846)	(572,636)
Total stockholders' equity	1,428,930	1,518,723
Total liabilities and stockholders’ equity	$2,109,969	$2,173,871

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(In thousands, except for Net Loss per Share)

	Year Ended December 31,
	2023	2022	2021
TOTAL REVENUE	$1,055,665	$859,542	$667,511
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	753,569	622,525	466,003
General and administrative expenses	410,793	377,993	433,725
Depreciation and amortization	80,437	69,198	54,136
Total operating expenses	$1,244,799	$1,069,716	$953,864
LOSS FROM OPERATIONS	$(189,134)	$(210,174)	$(286,353)
OTHER EXPENSE
Gain (loss) on remeasurement of contingent consideration	3,972	(1,688)	(2,610)
Transaction costs	(89)	(722)	(3,762)
Interest expense, net	(21,220)	(19,928)	(38,911)
Other expense	(112)	(218)	(1,469)
Total other expense	$(17,449)	$(22,556)	$(46,752)
LOSS BEFORE INCOME TAXES	(206,583)	(232,730)	(333,105)
INCOME TAX BENEFIT	20,321	17,166	25,908
NET LOSS	$(186,262)	$(215,564)	$(307,197)
Accretion of Redeemable Class A units	—	—	(36,750)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS/MEMBERS	$(186,262)	$(215,564)	$(343,947)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.51)	(0.61)	(1.05)
Weighted-average shares used to compute basic and diluted net loss per share	367,457	355,278	327,523

NET LOSS	$(186,262)	$(215,564)	$(307,197)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on cash flow hedge, net of tax	(971)	3,274	—
COMPREHENSIVE LOSS	$(187,233)	$(212,290)	$(307,197)

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(186,262)	(186,262)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	4,831	48	(48)	—	—	—
Forfeitures	(2,070)	(20)	(3,379)	—	—	(3,399)
Other comprehensive loss	—	—	—	(971)	—	(971)
Stock-based compensation expense	—	—	102,787	—	—	102,787
Balances at December 31, 2023	378,725	$3,789	$2,183,684	$2,303	$(760,846)	$1,428,930

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$—	$(357,072)	$1,545,028
Net loss	—	—	—	—	(215,564)	(215,564)
Issuance of common stock upon vesting of restricted stock units	2,204	22	(485)	—	—	(463)
Forfeitures	(363)	(3)	(1,357)	—	—	(1,360)
Surrender of common stock	(132)	(1)	(981)	—	—	(982)
Other comprehensive income	—	—	—	3,274	—	3,274
Stock-based compensation expense	—	—	188,790	—	—	188,790
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723

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

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(186,262)	$(215,564)	$(307,197)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	80,437	69,198	54,136
Non-cash operating lease costs	39,987	38,161	—
Stock and unit-based compensation	99,388	187,430	259,439
Deferred income taxes	(21,920)	(16,733)	(26,945)
Loss on debt extinguishment	—	3,380	14,440
Amortization of discount and debt issue costs	2,101	1,949	1,797
(Gain) loss on remeasurement of contingent consideration	(3,972)	1,688	2,610
Other, net	7,080	218	—
Endowment of shares to LifeStance Health Foundation	—	—	9,000
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(24,175)	(21,663)	(24,213)
Prepaid expenses and other current assets	(3,070)	(3,431)	(29,121)
Accounts payable	(5,605)	7,667	623
Accrued payroll expenses	26,484	12,100	15,265
Operating lease liabilities	(37,564)	(13,169)	—
Other accrued expenses	10,207	1,558	39,586
Net cash (used in) provided by operating activities	$(16,884)	$52,789	$9,420
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,520)	(79,255)	(94,492)
Acquisitions of businesses, net of cash acquired	(19,820)	(60,206)	(99,584)
Net cash used in investing activities	$(60,340)	$(139,461)	$(194,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters discounts and commissions and deferred offering costs	—	—	548,905
Issuance of common units to new investors	—	—	1,000
Proceeds from long-term debt, net of discount	57,753	257,324	98,800
Payments of debt issue costs	(188)	(7,266)	(2,360)
Payments of long-term debt	(2,470)	(187,766)	(311,390)
Prepayment for debt paydown	—	(1,609)	(8,820)
Payments of contingent consideration	(7,668)	(12,515)	(12,279)
Taxes related to net share settlement of equity awards	—	(904)	—
Net cash provided by financing activities	$47,427	$47,264	$313,856
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,797)	(39,408)	129,200
Cash and Cash Equivalents - Beginning of period	108,621	148,029	18,829
CASH AND CASH EQUIVALENTS – END OF PERIOD	$78,824	$108,621	$148,029
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$21,044	$14,365	$22,415
Cash paid for taxes, net of refunds	$80	$2,237	$1,093
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through finance leases	$—	$363	$1,438
Contingent consideration incurred in acquisitions of businesses	$1,985	$11,221	$10,685
Acquisition of property and equipment included in liabilities	$3,827	$7,891	$15,845
Surrender of common stock	$—	$982	$—
Issuance of common units for acquisitions of businesses	$—	$—	$1,486
Taxes related to net share settlement of equity awards included in liabilities	$—	$—	$441

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

NOTE 1 NATURE OF THE BUSINESS

Description of Business

LifeStance Health Group, Inc. (“LifeStance Health Group”) was formed as a Delaware corporation on January 28, 2021 for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of LifeStance TopCo, L.P. (“LifeStance TopCo”) and subsidiaries. Prior to the IPO, LifeStance Health Group had no operations. LifeStance Health Group is the sole equity holder of LifeStance TopCo and operates and controls all of the business and affairs. As a result, LifeStance Health Group consolidates the financial results of LifeStance TopCo, its wholly-owned subsidiaries and variable interest entities and the financial statements for the periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes. LifeStance Health Group and LifeStance TopCo are collectively referred to herein as the “Company” or "LifeStance".

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at December 31, 2023 and 2022.

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

The Company determined the underlying nature of the services provided are consistent irrespective of the payor type. Therefore, management assesses price concessions using a portfolio approach in its contracts with patients. The Company reports revenue net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy and/or implicit price concessions provided to patients. The differences between the price at which the Company expects to receive from patients and the standard billing rates are accounted for as contractual adjustments, discounts or implicit price concessions, which are deducted from gross revenue to arrive at net revenues. The Company determines its estimates of contractual adjustments, discounts and implicit price concessions based on contractual agreements, its discount policies, and its historical experience.

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

In evaluating the collectability of patient receivables, the Company analyzes its past history and identifies trends for each of its major payor sources of revenue to estimate the appropriate allowance for credit losses. Management determines the allowance for credit losses by identifying troubled accounts, by using historical experience applied to an aging of accounts, and by considering a patient’s financial history, credit history, and current economic conditions. Patient accounts receivable are written off as bad debt expense when deemed uncollectible. Recoveries of receivables previously written off are recorded as bad debt recoveries.

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

Furniture, fixtures and equipment	5 - 7 years
Computers and peripherals	3 years
Internal-use software	1 - 3 years
Medical equipment	7 years

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

Leases

The Company adopted ASC 842, Leases (“ASC 842”) using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2022 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”). As of January 1, 2022, the impact of the adoption to the Company’s consolidated balance sheets includes the recognition of operating lease liabilities, current, of $16,753, operating lease liabilities, noncurrent, of $200,247 based on the present value of the remaining lease payments for existing operating leases with corresponding right-of-use assets of $190,013. The difference between the amount of right-of-use assets and lease liabilities recognized upon the adoption of ASC 842 is related to adjustments to existing deferred rent and lease incentives.

The Company determines if a contract meets the definition of a lease at inception and evaluates the lease classification at that time. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less. Options to extend or terminate the lease are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options. When the implicit rate is unknown, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of the lease payments.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There was an immaterial impairment of long-lived assets for the year ended December 31, 2023 and no impairment of long-lived assets for the years ended December 31, 2022 and 2021.

Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through business acquisitions. Intangible assets with definite lives are amortized on the straight-line basis over their estimated useful lives or contractual lives, whichever is shorter, as follows:

Non-competition agreements	3 to 6 years
Trade names	4 to 22.5 years

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

Stock and Unit-Based Compensation

The Company accounts for stock-based compensation awards approved by the Board of Directors, including restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and stock options, based on their estimated grant date fair value. The Company estimates the fair value of the RSAs and RSUs based on the fair value of the underlying common stock on their grant date. The Company's stock awards are granted on service-, performance-, and/or market-based vesting conditions.

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

Income Taxes

The Company is subject to income taxes in both the United States and various state jurisdictions. The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when book/tax differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date.

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

Advertising and Marketing Costs

Advertising and marketing costs include all communications and campaigns to the Company’s clients and target audience. Advertising costs are charged to expense as they are incurred in general and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss. Advertising expense for the years ended December 31, 2023, 2022 and 2021, were $9,399, $8,632 and $11,696, respectively.

Debt Issue Costs

For term loans, debt discount and debt issue costs are presented net within total long-term debt and amortized using the effective interest rate method over the term of the loan. For revolving loans and delayed draw term loan commitments, the Company presents the debt issue costs as an asset and amortizes the costs on a straight-line basis over the term of the revolving loan and delayed draw term loan commitment, respectively. Amortization of discount and debt issue costs, which includes loss on debt extinguishment, is recorded as interest expense in the consolidated statements of operations and comprehensive loss and amounted to $2,101, $3,720 and $7,417 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Retirement Plan

The Company maintains a profit sharing and retirement savings 401(k) plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. The Company 401(k) Plan provides for a 401(k) matching program under which the Company will match 100% of the employees’ contribution up to 3% of the employees’ compensation, plus 50% of salary deferrals between 3% and 5% of employees’ compensation. The matching contribution is subject to certain eligibility and vesting conditions. The Company recorded expense of $18,846, $15,746 and $11,375 for the years ended December 31, 2023, 2022 and 2021, respectively, for discretionary matching and profit-sharing contributions to the 401(k) Plan.

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

Professional Liability Insurance

The Company maintains a professional liability insurance policy with a third-party insurer on a claims-made basis. The reserve for professional liability includes a claims-made basis of reported losses and amounts for incurred but not reported losses utilizing actuarial studies of historical and industry data (see Note 13).

Concentrations of Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and patient accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S., its deposits, at times, may exceed federally insured limits. The Company does not have any individual customer that exceeded 10% of the Company’s patient accounts receivable balance at December 31, 2023 and 2022. Two payors individually exceeded 10% of the

Company’s patients accounts receivable balance at December 31, 2023 and 2022. These payors comprise 17% and 15%, of the patient accounts receivable balance, respectively, as of December 31, 2023, and 16% and 16%, respectively, as of December 31, 2022.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. ASU 2023-07 is effective for public companies for annual periods beginning on or after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 will apply retrospectively to all prior periods presented in the financial statements. The Company is in process of evaluating the impact of adoption of ASU 2023-07 on the Company's consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will apply on a prospective basis and retrospective application is permitted. The Company is in process of evaluating the impact of adoption of ASU 2023-09 on the Company's consolidated financial statements and disclosures.

NOTE 3 TOTAL REVENUE

The Company’s total revenue is dependent on a series of contracts with third-party payors, which is typical for providers in the healthcare industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Year Ended December 31,
	2023		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$960,128	91%	$776,343	91%	$601,850	90%
Government	44,653	4%	37,058	4%	29,436	5%
Self-pay	40,797	4%	36,382	4%	28,915	4%
Total patient service revenue	1,045,578	99%	849,783	99%	660,201	99%
Nonpatient service revenue	10,087	1%	9,759	1%	7,310	1%
Total	$1,055,665	100%	$859,542	100%	$667,511	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Year Ended December 31,
	2023	2022	2021
Payor A	19%	19%	19%
Payor B	13%	14%	14%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,
	2023	2022
Leasehold improvements	$170,212	$148,249
Computers and peripherals	27,302	26,650
Internal-use software	7,197	7,894
Furniture, fixtures and equipment	42,316	36,437
Medical equipment	842	950
Construction in process	9,037	16,892
Total	$256,906	$237,072
Less: Accumulated depreciation	(68,684)	(42,883)
Total property and equipment, net	$188,222	$194,189

Depreciation expense consists of the following:

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$37,372	$28,918	$15,094

NOTE 5 LEASES

Leases - ASC 842

The Company leases its office facilities and office equipment which are accounted for as operating leases. Some leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from 1 to 7 years.

The components of lease expense for the Company's operating leases in its consolidated statements of operations and comprehensive loss were as follows:

	Year Ended December 31,
	2023	2022
Operating lease costs	$56,677	$54,217

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	4.6	5.3
Weighted-average discount rate	7.11%	6.47%

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$63,363	$53,371
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$16,020	$47,837

The future minimum lease payments under noncancellable operating leases as of December 31, 2023 are as follows:

Year Ended December 31,	Amount
2024	$60,879
2025	61,735
2026	54,261
2027	40,856
2028	28,703
Thereafter	23,085
Total lease payments	$269,519
Less: imputed interest	(41,687)
Total lease liabilities	$227,832

Related party lease transactions were not material as of and for the year ended December 31, 2023. The Company incurred $1,565 in related-party lease expense in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company had $5,058 in right-of-use assets, $1,324 in operating lease liabilities, current, and $3,902 in operating lease liabilities, noncurrent, with related parties as of December 31, 2022.

Real Estate Optimization and Restructuring Charges

In 2023, the Company announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to the Company's business model driven by a shift to more virtual visits initiated by the COVID-19 pandemic. During the year ended December 31, 2023, the Company substantially completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases. The Company accounts for real estate optimization restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 360-10, Property, Plant, and Equipment. The costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company recorded $10,970 of office space reductions, including primarily of $4,734 of right-of-use asset impairment, $4,618 of property and equipment disposal and impairment costs, and $2,419 of gains related to early lease terminations. The portion of these amounts to be settled by cash disbursements was accounted for as an exit cost liability within other current liabilities and other noncurrent liabilities within the consolidated balance sheets and are not material as of December 31, 2023.

Leases - ASC 840

Prior to the adoption of ASC 842 as of January 1, 2022, the Company accounted for its operating lease arrangements under ASC 840 with no right-of-use assets or lease liabilities being reflected on the consolidated balance sheets. Total rent expense amounted to as follows in the consolidated statements of operations and comprehensive loss:

Year Ended December 31, 2021
Related-party rent expense	$2,763
Third-party rent expense	32,630
Total lease cost	$35,393

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2021	$1,204,544
Business acquisitions (Note 7)	68,314
Measurement period adjustments	81
Balance as of December 31, 2022	$1,272,939
Business acquisitions (Note 7)	20,733
Measurement period adjustments	(326)
Balance as of December 31, 2023	$1,293,346

Intangible Assets

Intangible assets consist of the following:

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(26,399)	$10,295	5.0
LifeStance trade names	235,500	(38,024)	197,476	22.5
Non-competition agreements	94,535	(81,234)	13,301	4.2
Total intangible assets	$366,729	$(145,657)	$221,072

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,259	$(16,688)	$19,571	5.0
LifeStance trade names	235,500	(27,557)	207,943	22.5
Non-competition agreements	94,127	(58,347)	35,780	4.2
Total intangible assets	$365,886	$(102,592)	$263,294

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$43,065	$40,280	$39,042

The future amortization of intangible assets as of December 31, 2023 is as follows:

Year Ended December 31,	Amount
2024	$29,657
2025	13,750
2026	11,385
2027	10,671
2028	10,467
Thereafter	145,142
Total	$221,072

NOTE 7 BUSINESS COMBINATIONS

During the years ended December 31, 2023 and 2022, the Company completed the acquisitions of 3 and 13, outpatient mental health practices, respectively. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Total consideration transferred for these acquisitions consisted of the following:

	Year Ended December 31,
	2023	2022
Cash consideration	$20,000	$61,564
Cash consideration to be paid	—	251
Contingent consideration, at initial fair value	1,985	11,221
Total consideration transferred	$21,985	$73,036

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the dates of acquisition:

	Year Ended December 31,
Allocation of Purchase Price	2023	2022
Cash	$181	$1,652
Patient accounts receivable	372	2,652
Prepaid expenses and other current assets	138	718
Property and equipment	221	225
Right-of-use assets	368	—
Other noncurrent assets	22	80
Intangible assets	843	3,219
Goodwill	20,733	68,314
Total assets acquired	22,878	76,860
Total liabilities assumed	893	3,824
Fair value of net assets	$21,985	$73,036

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

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

	Year Ended December 31,
	2023	2022
Regional trade names (1)	$435	$1,842
Non-competition agreements (2)	408	1,377
Total	$843	$3,219
(1)
Useful lives for trade names are 5 years.
(2)
Useful lives for non-competition agreements are 3 to 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 9).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

	Year Ended December 31,
Contingent consideration	2023	2022
Maximum contingent consideration based on acquisition agreements	$2,650	$15,325

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

Management Fees

Management fees to TPG and certain executives of the Company were identified as related party transactions. For the year ended December 31, 2021, the Company incurred related party management fees of $1,445. As a result of the Company's IPO, the Company incurred a termination fee of $1,213 under its management services agreement in the second quarter of 2021, and no management fees were recognized post-IPO.

NOTE 8 PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ACCRUED EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
Prepaid bonuses and advances	$10,538	$12,097
Other receivables	235	640
Other current assets	10,729	10,997
Total	$21,502	$23,734

Other accrued expenses consist of the following:

	December 31,
	2023	2022
Patient credits payable	$16,158	$12,085
Accrual for goods received, not invoiced	2,682	7,118
Accrued professional fees	3,503	1,973
Other accrued expense	12,669	9,252
Total	$35,012	$30,428

NOTE 9 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. This valuation incorporates certain assumptions and projections in determining the fair value assigned to such liability. The following is a summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of December 31, 2023 and 2022.

Valuation Technique	Range of Significant Assumptions
		December 31,
		2023	2022
Probability-weighted analysis	Probability	0% - 100%	50% - 100%
based earn-outs	Discount rate	9.7%	8.0%

As of December 31, 2023 and 2022, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. The noncurrent portion of the contingent consideration liability is included within other noncurrent liabilities on the consolidated balance sheets.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of December 31, 2023, the notional value was $186,638. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

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

For the years ended December 31, 2023 and 2022, the Company included an immaterial gain on the hedged item (that is, variable-rate borrowings) in the same line item - interest expense - as the offsetting gain on the related interest rate swap.

The following table summarizes the location of the interest rate swap in the consolidated balance sheets:

		December 31,
	Consolidated balance sheets location	2023	2022
Interest rate swap	Other noncurrent assets	$2,931	$4,426

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified into earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31,
	2023	2022
Assets Measured at Fair Value
Money market funds	$64,766	$—
Level 1	$64,766	$—
Interest rate swap asset	$2,931	$4,426
Level 2	$2,931	$4,426
Total assets measured at fair value	$67,697	$4,426

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$17,824	$17,430
Additions related to acquisitions	1,985	11,221
Payments of contingent consideration	(7,668)	(12,515)
(Gain) loss on remeasurement	(3,972)	1,688
Ending balance	8,169	17,824
Level 3	$8,169	$17,824
Total liabilities measured at fair value	$8,169	$17,824

NOTE 10 LONG-TERM DEBT

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

The proceeds from the 2022 Credit Agreement term loans were used to repay in full and extinguish the May 2020 Credit Agreement. The 2022 Credit Agreement term loans are treated as a new issuance of debt. In relation to the May 2020 Credit Agreement, the Company recognized an extinguishment of debt charge within interest expense of $3,380, consisting of $1,609 prepayment charge and the write-off of unamortized debt issue costs associated with the extinguished term loans of $1,771 during the year ended December 31, 2022.

As part of the 2022 Credit Agreement refinancing, TPG provided arrangement and structuring services. The Company incurred related party fees of $4,375 during the year ended December 31, 2022 included within debt issue costs.

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at December 31, 2023 and 2022.

Long-term debt consists of the following:

	December 31,
	2023	2022
Term loans	$197,500	$199,500
Delayed Draw term loans	91,994	34,464
Total long-term debt	289,494	233,964
Less: Current portion of long-term debt	(2,925)	(2,345)
Less: Unamortized discount and debt issue costs (1)	(6,284)	(6,540)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$280,285	$225,079
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the consolidated balance sheets. In October and December 2023, the Company drew $8,000 and $25,000, respectively, from the aforementioned delayed draw term loan commitment.

Interest expense consists of the following:

	Year Ended December 31,
	2023	2022	2021
Interest expense, net	$21,220	$19,928	$38,911

Future principal payments on long-term debt as of December 31, 2023 are as follows:

Year Ended December 31,	Amount
2024	$2,925
2025	2,925
2026	2,925
2027	2,925
2028	277,794
Total	$289,494

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rate or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the consolidated balance sheets. The fair value of long-term debt at December 31, 2023 and 2022 was $304,955 and $235,049, respectively.

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

In April 2023, the Company drew $25,000 from the aforementioned revolving loan and converted the outstanding balance on the revolving loan to a delayed draw term loan in May 2023. There are no amounts outstanding on the revolving loan as of December 31, 2023 and 2022.

NOTE 11 STOCK AND UNIT-BASED COMPENSATION AND STOCKHOLDERS'/MEMBERS’ EQUITY

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

Restricted Stock

The following is a summary of RSA transactions as of and for the years ended December 31, 2023 and 2022:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	23,501	$11.98
Vested	(6,342)	11.98
Forfeited	(363)	11.98
Unvested, December 31, 2022	16,796	$11.98
Vested	(9,247)	11.98
Forfeited	(2,070)	11.98
Unvested, December 31, 2023	5,479	$11.98

Restricted Stock Units

The following is a summary of RSU transactions as of and for the years ended December 31, 2023 and 2022:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	6,031	$17.95
Granted	12,195	8.43
Vested	(2,204)	16.86
Canceled and forfeited	(1,819)	8.39
Outstanding, December 31, 2022	14,203	$10.61
Granted	17,885	6.11
Vested	(4,831)	11.94
Canceled and forfeited	(3,879)	8.49
Outstanding, December 31, 2023	23,378	$7.24

Stock Options

The following is a summary of stock option activity as of and for the years ended December 31, 2023 and 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	—	$—	—	$—
Granted	13,476	7.42
Exercised	—	—
Canceled and forfeited	—	—
Outstanding, December 31, 2022	13,476	$7.42	9.70	$—
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, December 31, 2023	13,476	$7.42	8.70	$5,565
Exercisable at December 31, 2023	1,123	$7.42	8.70	$464
Vested or expected to vest at December 31, 2023	13,476	$7.42	8.70	$5,565

The total grant-date fair value of stock options granted during the year ended December 31, 2022 was $56,917.

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

Stock and Unit-Based Compensation Expense

The Company recognized stock and unit-based compensation expense related to RSAs, RSUs, stock options, and the Class B Profits Interests within general and administrative expenses in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022	2021
Stock and unit-based compensation expense	$99,388	$187,430	$259,439

As of December 31, 2023, the Company had $142,811 in unrecognized compensation expense related to all non-vested awards (RSAs, RSUs and stock options) that will be recognized over the weighted-average remaining service period of 1.9 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits the grant to eligible employees of the Company and its participating subsidiaries of options to purchase shares of the Company’s common stock.

The aggregate number of shares of the Company common stock available for purchase pursuant to the exercise of options under the ESPP was 6,817 shares, plus an automatic annual increase, as of January 1 of each year beginning in 2022 and continuing through and including 2031, equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year, up to a maximum of 42,500 shares of the Company’s common stock in the aggregate. On January 1, 2023, the number of shares of common stock reserved and available for issuance under the ESPP increased by 3,760 shares. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the grant date or the exercise date.

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

As of December 31, 2023 and 2022, no shares of common stock have been purchased under the Company’s ESPP.

Initial Public Offering

On June 14, 2021, the Company completed its IPO in which it issued and sold 32,800 shares of common stock and affiliates of TPG, Silversmith, and Summit (collectively, the "Selling Shareholders") sold 7,200 shares of common stock at an offering price of $18.00 per share. The Selling Shareholders granted the underwriters an option to purchase an additional 6,000 shares of common stock. The underwriters exercised in full their option to purchase additional shares, and the sale of the option shares was completed on June 25, 2021. The Company received net proceeds of $548,905, after deducting underwriting discounts and commissions of $32,472 and deferred offering costs of $9,023. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders, including the option shares. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering.

Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interests to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as restricted stock subject to vesting) of LifeStance Health Group. Following the contribution of partnership interests, LifeStance TopCo became wholly-owned by LifeStance Health Group. The number of shares of common stock that each such holder of partnership interests in LifeStance TopCo received was determined based on the value that such holder would have received under the distribution provisions of the limited partnership agreement of LifeStance TopCo, with shares of common stock valued by reference to the IPO price. All 1,046,196 of LifeStance TopCo’s outstanding redeemable and common Class A units and 152,620 Class B units were contributed in exchange for 310,083 shares of common stock of LifeStance Health Group plus 30,766 shares of common stock issued as RSAs subject to vesting. As a result of this contribution and exchange, the Company reclassified $71,648 of redeemable units and $1,008,688 of common units to additional paid-in capital and $3,408 to common stock.

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

In connection with the IPO, the Company increased its authorized shares from 1 to 800,000 shares of common stock, par value $0.01 per share and authorized the issuance of 25,000 shares of its preferred stock, par value $0.01 per share.

Common Units - Pre-IPO

The former chief executive officer (“Former CEO”) had 35,000 redeemable Class A units prior to the completion of the IPO. The Former CEO had the right, upon termination for any reason other than proper cause, to put his redeemable Class A units back to the partnership at fair value (“Put Right”). The Former CEO (or permitted transferee) shall have this Put Right also upon death or disability. As this was both outside of the Company’s control and probable to eventually occur, the redeemable Class A units subject to this Put Right were classified as mezzanine equity and carried at fair value (i.e., redemption price). There was a change to the fair value during the period from January 1 to June 9, 2021 of $36,750 resulting from a change in the probability assumption of an IPO. On June 9, 2021, the redeemable Class A units were converted into 10,234 shares of the Company’s common stock.

Class A and Class A-1 Common Units had equal voting rights. Class A-2, Class B and Class C Common Units were nonvoting units. All Common Units had no par value.

NOTE 12 INCOME TAXES

Benefit from Income Taxes

The benefit from income taxes is comprised of the following components:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	1,589	(433)	977
Total current	1,589	(433)	977
Deferred:
Federal	(17,134)	(12,364)	(19,559)
State	(4,776)	(4,369)	(7,326)
Total deferred	(21,910)	(16,733)	(26,885)
Total income tax benefit	$(20,321)	$(17,166)	$(25,908)

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
Deferred tax assets
Accruals and reserves	$3,347	$2,274
Net operating losses	48,218	31,292
Stock-based compensation	11,936	8,849
Interest limitation	12,102	8,028
Charitable contributions	2,639	2,617
Operating lease liability	59,970	65,409
Gross deferred tax assets	138,212	118,469
Valuation allowance	(14,974)	(1,424)
Net deferred tax assets	123,238	117,045
Deferred tax liabilities
Fixed assets	(29,101)	(35,847)
Intangibles	(64,940)	(68,013)
Right-of-use assets	(44,769)	(51,886)
Gross deferred tax liabilities	(138,810)	(155,746)
Net deferred tax liability	$(15,572)	$(38,701)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before benefit from income taxes as follows:

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Tax provision at U.S. federal statutory rate	$(43,382)	21.0%	$(48,873)	21.0%	$(69,952)	21.0%
State income taxes, net of federal benefit	(5,705)	2.8%	(4,183)	1.8%	(6,507)	2.0%
Stock and unit-based compensation	4,343	(2.1%)	27,014	(11.6%)	49,489	(14.9%)
IRC Section 162M limitation	10,458	(5.1%)	5,685	(2.4%)	994	(0.3%)
Valuation allowance	13,549	(6.6%)	1,424	(0.6%)	—	—
Other adjustments	416	(0.2%)	1,767	(0.8%)	68	(0.0%)
Total	$(20,321)	9.8%	$(17,166)	7.4%	$(25,908)	7.8%

Differences between the statutory rate are primarily the result of permanent book/tax differences between non-deductible equity awards, valuation allowance activity and state income taxes.

As of December 31, 2023, the Company has $191,668 of federal net operating loss carryforwards and $163,177 of state net operating loss carryforwards.

As of December 31, 2022, the Company has $139,346 of federal net operating loss carryforwards and $44,350 of state net operating loss carryforwards.

$11,199 federal net operating loss carryforwards begin to expire in 2037, and the remaining federal net operating loss carryforwards have no expiration. The state net operating loss carryforwards begin to expire in 2028.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits (under IRC Section 383), in any taxable year may be limited if it experiences an ownership change. As of December 31, 2023 and 2022, the Company has not completed a formal Section 382 study on the potential limitation of its tax attributes. However, if an ownership shift had occurred, the Company believes that existing net operating losses are not permanently limited as of December 31, 2023 and 2022. Any limitation may limit the Company’s future use of net operating losses.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company had a valuation allowance of $14,974 and $1,424, respectively, against a portion of its charitable contribution carryforward and net operating loss carryforwards for which realization cannot be considered more likely than not at this time. The valuation allowance increased by $13,549 and $1,424 for the years ended December 31, 2023 and 2022, respectively.

Uncertain Income Tax Positions

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States where applicable. The Company's tax returns are still open under the U.S. statute from 2019 to the present. Earlier years may be examined to the extent that loss carryforwards are used in future periods. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company’s consolidated financial statements.

The Company had no amounts accrued for interest and penalties, net of federal income tax benefit, related to tax contingencies for the years ended December 31, 2023 and 2022.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate limit of $8,000 per clinician. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding, which are expected to exceed malpractice insurance coverage limits as of December 31, 2023 and 2022.

Healthcare Industry

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, and government healthcare program participation requirements, reimbursement for patient services, and Medicare fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violation of these laws and regulations could result in expulsion from government healthcare programs together with imposition of significant fines and penalties, as well as significant repayments for patient services billed.

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various healthcare companies have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in companies entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge the Company’s compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties would have upon the Company. In addition, the contracts the Company has with commercial payors also provide for retroactive audit and review of claims.

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

On August 10, 2022, a shareholder class action lawsuit captioned Nayani v. LifeStance Health Group, Inc., et al., No. 22cv6833, was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain executives and board members (the “LifeStance Defendants”), as well as the underwriters of the Company’s initial public offering (the “IPO”) (collectively, “Defendants”). The lawsuit alleges that the Defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”) because the IPO registration statement purportedly contained inaccurate and misleading statements and/or failed to disclose certain facts concerning the Company's clinician retention rate. The lawsuit also asserts that certain of the LifeStance Defendants violated Section 15 of the Securities Act because they are control persons of the Company. The parties to the Nayani action have agreed to settle that action, with the settlement contemplating a monetary payment of $50,000. The Court approved the settlement and entered a final judgment on January 30, 2024. The Company expects the settlement and related legal costs to be approximately $50,000 net of insurance, of which the Company paid the settlement and substantially all of the related legal costs during the second half of 2023. The settlement amount, net of insurance recovery, was recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

In the first half of 2023, two related hybrid collective/class action lawsuits, captioned Armand et al. v. LifeStance Health Group, Inc. and Jessica McAfee et al. v. LifeStance Health Group, Inc., were filed against the Company, in the United States District Court for the Middle District of Florida on January 1, 2023 and the United States District Court for the District of Arizona on June 22, 2023, respectively, by a putative collective or class representing employees of the Company related to advance on compensation and alleged underpayments for time worked. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of December 31, 2023.

On April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed in the United States District Court for the District of Arizona against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of December 31, 2023.

NOTE 14 NET LOSS PER SHARE

Prior to the IPO, the partnership interests of LifeStance TopCo included Redeemable Class A, Class A common and Class B units. The Class B Units were intended to be "profits interests" for U.S. federal income tax purposes. Prior to the IPO, each of the holders of partnership interests in LifeStance TopCo contributed its partnership interest to LifeStance Health Group in exchange for shares of common stock (including shares of common stock issued as restricted stock subject to vesting) of LifeStance Health Group, with no changes in relative equity holder rights, rank or value before or after this exchange. As a result, the LifeStance TopCo equity exchange of common units was considered equivalent to a stock split and requires retrospective treatment for net loss per share purposes. All share and per share information has been retroactively adjusted to reflect the equity exchange for all periods presented. Vested Class B Profits Interests Units outstanding prior to the equity exchange were considered compensatory arrangements that were settled with shares of common stock at the time of the exchange and have been included as outstanding shares subsequent to that date.

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares (on an as-converted basis):

	Year Ended December 31,
	2023	2022	2021
Net loss available to common stockholders'	$(186,262)	$(215,564)	$(343,947)
Weighted-average shares used to compute basic and diluted net loss per share	367,457	355,278	327,523
Net loss per share, basic and diluted	$(0.51)	$(0.61)	$(1.05)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share (on an as-converted basis) for the years ended December 31, 2023, 2022 and 2021 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 11 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share:

	As of December 31,
	2023	2022	2021
RSAs	5,479	16,796	23,501
RSUs	23,378	14,203	6,031
Stock options	13,476	13,476	—
	42,333	44,475	29,532