Form 10-Q
period 2024-03-31
LifeStance Health Group, Inc.
filed 2024-05-09
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40478

LifeStance Health Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1832801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 N. Scottsdale Road Suite 2500 Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 767-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LFST	The Nasdaq Stock Market LLC

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

As of May 1, 2024, the registrant had 382,287,766 shares of common stock, $0.01 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2024, including, among other things:

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
•
we are dependent on our relationships with supported practices, which we do not own, to provide health care services, and our business would be harmed if those relationships were disrupted or if our arrangements with these entities became subject to legal challenges;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended March 31, 2024

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	March 31, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$49,451	$78,824
Patient accounts receivable, net	175,937	125,405
Prepaid expenses and other current assets	18,729	21,502
Total current assets	244,117	225,731
NONCURRENT ASSETS
Property and equipment, net	182,428	188,222
Right-of-use assets	165,845	170,703
Intangible assets, net	208,529	221,072
Goodwill	1,293,346	1,293,346
Other noncurrent assets	12,051	10,895
Total noncurrent assets	1,862,199	1,884,238
Total assets	$2,106,316	$2,109,969
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,938	$7,051
Accrued payroll expenses	100,432	102,478
Other accrued expenses	37,272	35,012
Contingent consideration	4,454	8,169
Operating lease liabilities, current	49,729	46,475
Other current liabilities	3,639	3,688
Total current liabilities	207,464	202,873
NONCURRENT LIABILITIES
Long-term debt, net	279,870	280,285
Operating lease liabilities, noncurrent	173,255	181,357
Deferred tax liability, net	15,970	15,572
Other noncurrent liabilities	760	952
Total noncurrent liabilities	469,855	478,166
Total liabilities	$677,319	$681,039
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of March 31, 2024 and December 31, 2023; 382,105 and 378,725 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,821	3,789
Additional paid-in capital	2,204,233	2,183,684
Accumulated other comprehensive income	2,886	2,303
Accumulated deficit	(781,943)	(760,846)
Total stockholders' equity	1,428,997	1,428,930
Total liabilities and stockholders’ equity	$2,106,316	$2,109,969

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended March 31,
	2024	2023
TOTAL REVENUE	$300,437	$252,589
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	205,711	182,987
General and administrative expenses	88,934	84,626
Depreciation and amortization	22,564	19,069
Total operating expenses	$317,209	$286,682
LOSS FROM OPERATIONS	$(16,772)	$(34,093)
OTHER EXPENSE
Gain on remeasurement of contingent consideration	2,015	1,037
Transaction costs	—	(86)
Interest expense, net	(5,903)	(5,092)
Other expense	(74)	(45)
Total other expense	$(3,962)	$(4,186)
LOSS BEFORE INCOME TAXES	(20,734)	(38,279)
INCOME TAX (PROVISION) BENEFIT	(363)	4,037
NET LOSS	$(21,097)	$(34,242)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.06)	(0.09)
Weighted-average shares used to compute basic and diluted net loss per share	376,331	360,902

NET LOSS	$(21,097)	$(34,242)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on cash flow hedge, net of tax	583	(1,270)
COMPREHENSIVE LOSS	$(20,514)	$(35,512)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	378,725	$3,789	$2,183,684	$2,303	$(760,846)	$1,428,930
Net loss	—	—	—	—	(21,097)	(21,097)
Issuance of common stock upon vesting of restricted stock units	5,687	56	(56)	—	—	—
Forfeitures	(2,307)	(24)	24	—	—	—
Other comprehensive income	—	—	—	583	—	583
Stock-based compensation expense	—	—	20,581	—	—	20,581
Balances at March 31, 2024	382,105	$3,821	$2,204,233	$2,886	$(781,943)	$1,428,997

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(34,242)	(34,242)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	1,711	17	(17)	—	—	—
Forfeitures	(1,138)	(11)	(3,354)	—	—	(3,365)
Other comprehensive loss	—	—	—	(1,270)	—	(1,270)
Stock-based compensation expense	—	—	27,231	—	—	27,231
Balances at March 31, 2023	376,537	$3,767	$2,108,184	$2,004	$(608,826)	$1,505,129

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,097)	$(34,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,564	19,069
Non-cash operating lease costs	9,687	10,113
Stock-based compensation	20,581	23,866
Amortization of discount and debt issue costs	424	549
Gain on remeasurement of contingent consideration	(2,015)	(1,037)
Other, net	(47)	45
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(50,532)	(17,138)
Prepaid expenses and other current assets	2,491	(4,543)
Accounts payable	4,981	(5,466)
Accrued payroll expenses	(2,045)	7,663
Operating lease liabilities	(9,608)	(8,736)
Other accrued expenses	2,778	1,967
Net cash used in operating activities	$(21,838)	$(7,890)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,104)	(7,729)
Acquisitions of businesses, net of cash acquired	—	(19,820)
Net cash used in investing activities	$(5,104)	$(27,549)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(731)	(586)
Payments of contingent consideration	(1,700)	(4,302)
Net cash used in financing activities	$(2,431)	$(4,888)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,373)	(40,327)
Cash and Cash Equivalents - Beginning of period	78,824	108,621
CASH AND CASH EQUIVALENTS – END OF PERIOD	$49,451	$68,294
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$6,270	$5,059
Cash paid for taxes, net of refunds	$(252)	$(13)
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration incurred in acquisitions of businesses	$—	$1,985
Acquisition of property and equipment included in liabilities	$3,104	$8,297

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there have been no significant changes to these policies.

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC regarding interim financial reporting, which include the accounts of LifeStance, its wholly-owned subsidiaries and variable interest entities ("VIEs") in which LifeStance has an interest and is the primary beneficiary. Pursuant to these rules and regulations, the Company has omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its consolidated financial condition, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s audited financial statements for the year ended December 31, 2023 in the Company's Annual Report on Form 10-K.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at March 31, 2024 and December 31, 2023.

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

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended March 31,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$273,766	91%	$228,919	91%
Government	13,532	5%	10,951	4%
Self-pay	10,321	3%	9,747	4%
Total patient service revenue	297,619	99%	249,617	99%
Nonpatient service revenue	2,818	1%	2,972	1%
Total	$300,437	100%	$252,589	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended March 31,
	2024	2023
Payor A	17%	19%
Payor B	15%	13%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Leasehold improvements	$171,629	$170,212
Computers and peripherals	27,717	27,302
Internal-use software	6,999	7,197
Furniture, fixtures and equipment	42,991	42,316
Medical equipment	842	842
Construction in process	8,443	9,037
Total	$258,621	$256,906
Less: Accumulated depreciation	(76,193)	(68,684)
Total property and equipment, net	$182,428	$188,222

Depreciation expense consists of the following:

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$10,021	$8,896

NOTE 5 LEASES

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

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$13,682	$14,308

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.5	4.6
Weighted-average discount rate	7.22%	7.11%

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,029	$15,339
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$4,828	$6,878

The future minimum lease payments under noncancellable operating leases as of March 31, 2024 are as follows:

Year Ended December 31,	Amount
Remainder of 2024	$47,647
2025	63,170
2026	55,683
2027	42,088
2028	29,683
Thereafter	24,085
Total lease payments	$262,356
Less: imputed interest	(39,372)
Total lease liabilities	$222,984

Related party lease transactions were not material as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023.

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $1,293,346 as of March 31, 2024 and December 31, 2023. There have been no changes to the goodwill carrying value during the period.

Intangible Assets

Intangible assets consist of the following:

March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(30,607)	$6,087	4.0
LifeStance trade names	235,500	(40,641)	194,859	22.5
Non-competition agreements	94,535	(86,952)	7,583	4.2
Total intangible assets	$366,729	$(158,200)	$208,529

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(26,399)	$10,295	5.0
LifeStance trade names	235,500	(38,024)	197,476	22.5
Non-competition agreements	94,535	(81,234)	13,301	4.2
Total intangible assets	$366,729	$(145,657)	$221,072

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$12,543	$10,173

NOTE 7 BUSINESS COMBINATIONS

During the three months ended March 31, 2023, the Company completed the acquisitions of 3 outpatient mental health practices. There were no completed acquisitions during the three months ended March 31, 2024. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

Three Months Ended
March 31, 2023
Cash consideration	$20,000
Contingent consideration, at initial fair value	1,985
Total consideration transferred	$21,985

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the dates of acquisition:

Three Months Ended
Allocation of Purchase Price	March 31, 2023
Cash	$181
Patient accounts receivable	372
Prepaid expenses and other current assets	138
Property and equipment	221
Right-of-use assets	368
Other noncurrent assets	22
Intangible assets	843
Goodwill	20,733
Total assets acquired	22,878
Total liabilities assumed	893
Fair value of net assets	$21,985

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

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

Three Months Ended
March 31, 2023
Regional trade names (1)	$435
Non-competition agreements (2)	408
Total	$843
(1)
Useful lives for regional trade names are 5 years.
(2)
Useful lives for non-competition agreements are 5 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets (see Note 8).

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

Three Months Ended
Contingent consideration	March 31, 2023
Maximum contingent consideration based on acquisition agreements	$2,650

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

NOTE 8 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of March 31, 2024 and December 31, 2023.

Valuation Technique	Range of Significant Assumptions
		March 31, 2024	December 31, 2023
Probability-weighted analysis	Probability	0% - 100%	0% - 100%
based earn-outs	Discount rate	9.7%	9.7%

As of March 31, 2024 and December 31, 2023, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of March 31, 2024, the notional value was $186,165. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

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

For the three months ended March 31, 2024 and 2023, the Company included immaterial gains on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the unaudited consolidated statements of operations and comprehensive loss.

The following table summarizes the location of the interest rate swap in the unaudited consolidated balance sheets:

	Consolidated balance sheets location	March 31, 2024	December 31, 2023
Interest rate swap	Other noncurrent assets	$3,913	$2,931

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2024	December 31, 2023
Assets Measured at Fair Value
Money market funds	$28,487	$64,766
Level 1	$28,487	$64,766
Interest rate swap asset	$3,913	$2,931
Level 2	$3,913	$2,931
Total assets measured at fair value	$32,400	$67,697

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$8,169	$17,824
Additions related to acquisitions	—	1,985
Payments of contingent consideration	(1,700)	(7,668)
Gain on remeasurement	(2,015)	(3,972)
Ending balance	4,454	8,169
Level 3	$4,454	$8,169
Total liabilities measured at fair value	$4,454	$8,169

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

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at March 31, 2024 and December 31, 2023.

Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
Term loans	$197,000	$197,500
Delayed Draw term loans	91,763	91,994
Total long-term debt	288,763	289,494
Less: Current portion of long-term debt	(2,925)	(2,925)
Less: Unamortized discount and debt issue costs (1)	(5,968)	(6,284)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$279,870	$280,285
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense, net consists of the following:

	Three Months Ended March 31,
	2024	2023
Interest expense, net	$5,903	$5,092

Future principal payments on long-term debt as of March 31, 2024 are as follows:

Year Ended December 31,	Amount
Remainder of 2024	$2,194
2025	2,925
2026	2,925
2027	2,925
2028	277,794
Total	$288,763

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at March 31, 2024 and December 31, 2023 was $306,805 and $304,955, respectively.

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

There are no amounts outstanding on the revolving loan as of March 31, 2024 and December 31, 2023.

NOTE 10 STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

Effective June 9, 2021, the Company’s Board of Directors (the "Board") and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan permits the grant of awards or restricted or unrestricted common stock, stock options, stock appreciation rights, restricted stock units, performance awards, and other stock-based awards to employees and directors of, and consultants and advisors to, the Company and its affiliates. On January 1, 2024, the number of shares of common stock reserved and available for issuance under the 2021 Equity Incentive Plan increased by 18,936 shares.

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the three months ended March 31, 2024:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2023	5,479	$11.98
Vested	(13)	11.98
Forfeited	(2,307)	11.98
Unvested, March 31, 2024	3,159	$11.98

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the three months ended March 31, 2024:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	23,378	$7.24
Granted	11,965	7.37
Vested	(5,687)	6.66
Canceled and forfeited	(1,313)	7.24
Outstanding, March 31, 2024	28,343	$7.41

Stock Options

The following is a summary of stock option activity as of and for the three months ended March 31, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	13,476	$7.42	8.70	$5,565
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, March 31, 2024	13,476	$7.42	8.46	$800
Exercisable at March 31, 2024	1,123	$7.42	8.46	$67
Vested or expected to vest at March 31, 2024	13,476	$7.42	8.46	$800

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSAs, RSUs, and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$20,581	$23,866

As of March 31, 2024, the Company had $203,722 in unrecognized compensation expense related to all non-vested RSUs and stock options that will be recognized over the weighted-average remaining service period of 2.1 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 11 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 11 INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Three Months Ended March 31,
	2024	2023
Provision (benefit) for income taxes	$363	$(4,037)

The effective tax rates are as follows:

	Three Months Ended March 31,
	2024	2023
Effective tax rate	(1.7)%	10.5%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of March 31, 2024 and December 31, 2023.

Health Care Industry

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

In the first half of 2023, two related hybrid collective/class action lawsuits, captioned Armand et al. v. LifeStance Health Group, Inc. and Jessica McAfee et al. v. LifeStance Health Group, Inc., were filed against the Company, in the United States District Court for the Middle District of Florida on January 1, 2023 and the United States District Court for the District of Arizona on June 22, 2023, respectively, by a putative collective or class representing employees of the Company related to advance on compensation and alleged underpayments for time worked. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of March 31, 2024.

On April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed in the United States District Court for the District of Arizona against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of March 31, 2024.

NOTE 13 NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares:

	Three Months Ended March 31,
	2024	2023
Net loss available to common stockholders'	$(21,097)	$(34,242)
Weighted-average shares used to compute basic and diluted net loss per share	376,331	360,902
Net loss per share, basic and diluted	$(0.06)	$(0.09)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share for the three months ended March 31, 2024 and 2023 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 10 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of March 31,
	2024	2023
RSAs	3,159	15,533
RSUs	28,343	28,262
Stock options	13,476	13,476
	44,978	57,271

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes as well as "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” Part II, Item 1A in this Quarterly Report on Form 10-Q as well as those discussed in the Annual Report on Form 10-K for the year ended December 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our Business

We are reimagining mental health through a tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall health care costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 6,866 licensed mental health clinicians as of March 31, 2024. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental health care is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Our Clinicians

As of March 31, 2024, we employed 6,866 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinician's schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits also impacts our ability to generate revenue. Further, clinician productivity also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 6,866 clinicians employed through our subsidiaries and supported practices, as of March 31, 2024. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. Our clinicians treated patients through 1.9 million visits in the three months ended March 31, 2024. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that delivers improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Real Estate Optimization

In connection with our expansion through de novo builds and acquisitions, in 2023, we announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to our business model driven by a shift to more virtual visits initiated by the COVID-19 pandemic. As a result, we completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases during 2023. We plan to continue to optimize our real estate footprint on a go-forward basis as part of our recurring operations.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Total revenue	$300,437	$252,589
Revenue growth	19%	24%
Loss from operations	(16,772)	(34,093)
Center Margin	94,726	69,602
Net loss	(21,097)	(34,242)
Adjusted EBITDA	27,651	10,104

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Loss from operations	$(16,772)	$(34,093)
Adjusted for:
Depreciation and amortization	22,564	19,069
General and administrative expenses (1)	88,934	84,626
Center Margin	$94,726	$69,602

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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax provision (benefit), gain on remeasurement of contingent consideration, stock-based compensation, loss on disposal of assets, transaction costs, executive transition costs, litigation costs, strategic initiatives, real estate optimization and restructuring charges, amortization of cloud-based software implementation costs, and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three months ended March 31, 2024 and 2023. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended March 31,
	2024	2023
(in thousands)
Net loss	$(21,097)	$(34,242)
Adjusted for:
Interest expense, net	5,903	5,092
Depreciation and amortization	22,564	19,069
Income tax provision (benefit)	363	(4,037)
Gain on remeasurement of contingent consideration	(2,015)	(1,037)
Stock-based compensation expense	20,581	23,866
Loss on disposal of assets	74	45
Transaction costs (1)	—	86
Executive transition costs	31	160
Litigation costs (2)	537	403
Strategic initiatives (3)	751	407
Real estate optimization and restructuring charges (4)	(147)	—
Amortization of cloud-based software implementation costs (5)	11	—
Other expenses (6)	95	292
Adjusted EBITDA	$27,651	$10,104

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions.
(2)
Litigation costs include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During the three months ended March 31, 2024 and 2023, litigation costs included cash expenses related to three distinct litigation matters, including (x) a securities class action litigation, (y) a privacy class action litigation and (z) a compensation model class action litigation. For a discussion of certain legal proceedings in which we are involved, please read Note 12, Commitments and Contingencies, to our unaudited consolidated financial statements in this report.
(3)
Strategic initiatives consist of expenses directly related to a multi-phase system upgrade in connection with our recent and significant expansion. During each of the three months ended March 31, 2024 and 2023, we continued a process of evaluating and adopting critical enterprise-wide systems for (i) human resources management, (ii) clinician credentialing and onboarding process, and for the three months ended March 31, 2023, (iii) a scalable electronic health resources system. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to these enterprise-wide systems. We considered the frequency and scale of this multi-part enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(4)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which include certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures has been and is expected to be greater than what would be expected as part of ordinary business operations and do not constitute normal recurring operating activities. During the three months ended March 31, 2024, real estate optimization and restructuring charges consisted of certain gains and losses related to early lease terminations of previously abandoned real estate leases in 2023.
(5)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses included in our unaudited consolidated statements of operations and comprehensive loss.
(6)
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

	Three Months Ended March 31,
	2024	2023
(in thousands)
Acquired center integration (1)	$95	$109
Former owner fees (2)	—	38
Other (3)	—	145
Total	$95	$292

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

Results of Operations

The following table sets forth a summary of our financial results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)
TOTAL REVENUE	$300,437	$252,589
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	205,711	182,987
General and administrative expenses	88,934	84,626
Depreciation and amortization	22,564	19,069
Total operating expenses	$317,209	$286,682
LOSS FROM OPERATIONS	$(16,772)	$(34,093)
OTHER EXPENSE
Gain on remeasurement of contingent consideration	2,015	1,037
Transaction costs	—	(86)
Interest expense, net	(5,903)	(5,092)
Other expense	(74)	(45)
Total other expense	$(3,962)	$(4,186)
LOSS BEFORE INCOME TAXES	(20,734)	(38,279)
INCOME TAX (PROVISION) BENEFIT	(363)	4,037
NET LOSS	$(21,097)	$(34,242)

Total Revenue

Total revenue increased $47.8 million, or 19%, to $300.4 million for the three months ended March 31, 2024 from $252.6 million for the three months ended March 31, 2023. This was primarily due to an increase of $48.0 million of patient service revenue slightly offset by a decrease of $0.2 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 905 in total clinicians from organic hiring, resulting in an increase in patient visits of 0.2 million, or 15%. Additionally, TRPV increased year-over-year primarily driven by payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and de novo strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $22.7 million, or 12%, to $205.7 million for the three months ended March 31, 2024 from $183.0 million for the three months ended March 31, 2023. This was primarily due to a $22.3 million increase in center-based compensation due to the increase in the total number of clinicians from organic hiring, resulting in an overall increase in patient visits of 0.2 million. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance attributed to the increase of $0.4 million primarily due to our new centers.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting and de novo strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses increased $4.3 million, or 5%, to $88.9 million for the three months ended March 31, 2024 from $84.6 million for the three months ended March 31, 2023. This was primarily due to an increase in salaries, wages and employee benefits of $7.9 million, which was offset by a decrease of $3.3 million in stock-based compensation expense primarily relating to the RSUs granted at the time of our initial public offering ("IPO") without a similar expense in 2024. The increase is partially attributable to the increase in third-party consulting costs and one-time costs associated with our strategic initiatives of $0.4 million related to the multi-phase system upgrade in connection with our recent and significant expansion and an increase of $0.2 million in occupancy costs. This increase was slightly offset by a decrease of $0.9 million in other operating expenses, including professional services and legal expenses for ongoing litigation.

Depreciation and amortization

Depreciation and amortization expense increased $3.5 million to $22.6 million for the three months ended March 31, 2024 from $19.1 million for the three months ended March 31, 2023. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest Expense, net

Interest expense increased $0.8 million to $5.9 million for the three months ended March 31, 2024 from $5.1 million for the three months ended March 31, 2023. This increase was primarily due to higher borrowings outstanding during the period.

Income Tax (Provision) Benefit

Income tax provision decreased $4.4 million to $0.4 million for the three months ended March 31, 2024 from a $4.0 million benefit for the three months ended March 31, 2023 primarily due to non-deductible equity awards for the three months ended March 31, 2024.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on May 4, 2022 by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2022 Credit Agreement"). We had cash and cash equivalents of $49.5 million and $78.8 million as of March 31, 2024 and December 31, 2023, respectively. The decrease in our cash and cash equivalents is primarily due to the disruption to our operations resulting from the attack on Change Healthcare information technology systems. In February 2024, Change Healthcare’s information technology systems were taken offline, and services have not been fully restored. As a result, certain of our operations during the quarter were disrupted by Change Healthcare’s inability to send our insurance claims to payors and some payors’ inability to process and send payments. While we identified an alternative claim processing clearinghouse and significant progress has been made in resuming claim submissions, this event caused delays in our claims submission to payors resulting in a lag in the related cash remittance to us during the period. It is anticipated that the delays in claims processing and cash remittance by payors will be resolved in 2024.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our March 31, 2024 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of March 31, 2024 and December 31, 2023, there was an aggregate principal amount of $288.8 million and $289.5 million outstanding under the 2022 Credit Agreement, respectively. As of March 31, 2024, our non-cancellable future minimum operating lease payments totaled $262.4 million.

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

The 2022 Credit Agreement also contains a maximum first lien net leverage ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such test period, in each case on a pro forma basis. As of March 31, 2024, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Net cash used in operating activities	$(21,838)	$(7,890)
Net cash used in investing activities	(5,104)	(27,549)
Net cash used in financing activities	(2,431)	(4,888)
Net decrease in cash and cash equivalents	$(29,373)	$(40,327)
Cash and cash equivalents, beginning of period	78,824	108,621
Cash and cash equivalents, end of period	$49,451	$68,294

Cash Flows Used In Operating Activities

During the three months ended March 31, 2024, operating activities used $21.8 million of cash, primarily impacted by our $21.1 million net loss and $51.2 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $51.9 million. During the three months ended March 31, 2023, operating activities used $7.9 million of cash, primarily impacted by our $34.2 million net loss and $52.6 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $26.3 million.

Cash Flows Used In Investing Activities

During the three months ended March 31, 2024, investing activities used $5.1 million of cash resulting from our purchases of property and equipment. During the three months ended March 31, 2023, investing activities used $27.5 million of cash, primarily resulting from our business acquisitions of $19.8 million and purchases of property and equipment of $7.7 million.

Cash Flows Used In Financing Activities

During the three months ended March 31, 2024, financing activities used $2.4 million of cash, resulting primarily from payments of loan obligations of $0.7 million and payments of contingent consideration of $1.7 million. During the three months ended March 31, 2023, financing activities used $4.9 million of cash, resulting primarily from payments of loan obligations of $0.6 million and payments of contingent consideration of $4.3 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended March 31, 2024. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of March 31, 2024, we had an aggregate principal amount of $288.8 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of March 31, 2024. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of March 31, 2024, our remediation measures are ongoing and include the following:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeStance Health Group, Inc.

Date: May 9, 2024	By:	/s/ David Bourdon
David Bourdon
Chief Financial Officer and Treasurer (principal financial and accounting officer)