Form 10-Q
period 2024-06-30
LifeStance Health Group, Inc.
filed 2024-08-08
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 382,622,704 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended June 30, 2024

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	June 30, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$86,969	$78,824
Patient accounts receivable, net	167,220	125,405
Prepaid expenses and other current assets	23,559	21,502
Total current assets	277,748	225,731
NONCURRENT ASSETS
Property and equipment, net	175,941	188,222
Right-of-use assets	160,214	170,703
Intangible assets, net	200,058	221,072
Goodwill	1,293,346	1,293,346
Other noncurrent assets	12,044	10,895
Total noncurrent assets	1,841,603	1,884,238
Total assets	$2,119,351	$2,109,969
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,973	$7,051
Accrued payroll expenses	122,578	102,478
Other accrued expenses	38,488	35,012
Contingent consideration	3,809	8,169
Operating lease liabilities, current	49,187	46,475
Other current liabilities	3,624	3,688
Total current liabilities	227,659	202,873
NONCURRENT LIABILITIES
Long-term debt, net	279,459	280,285
Operating lease liabilities, noncurrent	165,751	181,357
Deferred tax liability, net	15,884	15,572
Other noncurrent liabilities	571	952
Total noncurrent liabilities	461,665	478,166
Total liabilities	$689,324	$681,039
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of June 30, 2024 and December 31, 2023; 383,314 and 378,725 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,833	3,789
Additional paid-in capital	2,228,771	2,183,684
Accumulated other comprehensive income	2,643	2,303
Accumulated deficit	(805,220)	(760,846)
Total stockholders' equity	1,430,027	1,428,930
Total liabilities and stockholders’ equity	$2,119,351	$2,109,969

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
TOTAL REVENUE	$312,331	$259,578	$612,768	$512,167
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	214,525	186,607	420,236	369,594
General and administrative expenses	95,153	101,854	184,087	186,480
Depreciation and amortization	18,600	19,530	41,164	38,599
Total operating expenses	$328,278	$307,991	$645,487	$594,673
LOSS FROM OPERATIONS	$(15,947)	$(48,413)	$(32,719)	$(82,506)
OTHER EXPENSE
(Loss) gain on remeasurement of contingent consideration	(55)	1,539	1,960	2,576
Transaction costs	(792)	(3)	(792)	(89)
Interest expense, net	(5,823)	(5,119)	(11,726)	(10,211)
Other expense	(4)	(24)	(78)	(69)
Total other expense	$(6,674)	$(3,607)	$(10,636)	$(7,793)
LOSS BEFORE INCOME TAXES	(22,621)	(52,020)	(43,355)	(90,299)
INCOME TAX (PROVISION) BENEFIT	(656)	6,542	(1,019)	10,579
NET LOSS	$(23,277)	$(45,478)	$(44,374)	$(79,720)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.06)	(0.13)	(0.12)	(0.22)
Weighted-average shares used to compute basic and diluted net loss per share	379,427	363,161	377,880	362,039

NET LOSS	$(23,277)	$(45,478)	$(44,374)	$(79,720)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on cash flow hedge, net of tax	(243)	2,147	340	877
COMPREHENSIVE LOSS	$(23,520)	$(43,331)	$(44,034)	$(78,843)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2024	382,105	$3,821	$2,204,233	$2,886	$(781,943)	$1,428,997
Net loss	—	—	—	—	(23,277)	(23,277)
Issuance of common stock upon vesting of restricted stock units	1,376	14	(14)	—	—	—
Forfeitures	(167)	(2)	2	—	—	—
Other comprehensive loss	—	—	—	(243)	—	(243)
Stock-based compensation expense	—	—	24,550	—	—	24,550
Balances at June 30, 2024	383,314	$3,833	$2,228,771	$2,643	$(805,220)	$1,430,027

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2023	376,537	$3,767	$2,108,184	$2,004	$(608,826)	$1,505,129
Net loss	—	—	—	—	(45,478)	(45,478)
Issuance of common stock upon vesting of restricted stock units	2,295	23	(23)	—	—	—
Forfeitures	(827)	(8)	(26)	—	—	(34)
Other comprehensive income	—	—	—	2,147	—	2,147
Stock-based compensation expense	—	—	33,112	—	—	33,112
Balances at June 30, 2023	378,005	$3,782	$2,141,247	$4,151	$(654,304)	$1,494,876

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	378,725	$3,789	$2,183,684	$2,303	$(760,846)	$1,428,930
Net loss	—	—	—	—	(44,374)	(44,374)
Issuance of common stock upon vesting of restricted stock units	7,063	70	(70)	—	—	—
Forfeitures	(2,474)	(26)	26	—	—	—
Other comprehensive income	—	—	—	340	—	340
Stock-based compensation expense	—	—	45,131	—	—	45,131
Balances at June 30, 2024	383,314	$3,833	$2,228,771	$2,643	$(805,220)	$1,430,027

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(79,720)	(79,720)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	4,006	40	(40)	—	—	—
Forfeitures	(1,965)	(19)	(3,380)	—	—	(3,399)
Other comprehensive income	—	—	—	877	—	877
Stock-based compensation expense	—	—	60,343	—	—	60,343
Balances at June 30, 2023	378,005	$3,782	$2,141,247	$4,151	$(654,304)	$1,494,876

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,374)	$(79,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,164	38,599
Non-cash operating lease costs	19,476	20,263
Stock-based compensation	45,131	56,944
Amortization of discount and debt issue costs	844	1,076
Gain on remeasurement of contingent consideration	(1,960)	(2,576)
Other, net	191	2,708
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(41,815)	(20,558)
Prepaid expenses and other current assets	(2,762)	(15,176)
Accounts payable	3,208	(5,395)
Accrued payroll expenses	20,100	5,158
Operating lease liabilities	(22,082)	(16,929)
Other accrued expenses	5,101	7,282
Net cash provided by (used in) operating activities	$22,222	$(8,324)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,214)	(19,310)
Acquisitions of businesses, net of cash acquired	—	(19,820)
Net cash used in investing activities	$(10,214)	$(39,130)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	25,000
Payments of debt issue costs	—	(188)
Payments of long-term debt	(1,463)	(1,173)
Payments of contingent consideration	(2,400)	(5,201)
Net cash (used in) provided by financing activities	$(3,863)	$18,438
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,145	(29,016)
Cash and Cash Equivalents - Beginning of period	78,824	108,621
CASH AND CASH EQUIVALENTS – END OF PERIOD	$86,969	$79,605
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$12,626	$9,830
Cash paid for taxes, net of refunds	$(154)	$313
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration incurred in acquisitions of businesses	$—	$1,985
Acquisition of property and equipment included in liabilities	$1,726	$6,238

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2023. During the six months ended June 30, 2024, there have been no significant changes to these policies.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at June 30, 2024 and December 31, 2023.

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

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$283,913	91%	$235,896	91%	$557,679	91%	$464,815	91%
Government	14,634	5%	10,999	4%	28,166	5%	21,950	4%
Self-pay	11,291	3%	10,384	4%	21,612	3%	20,131	4%
Total patient service revenue	309,838	99%	257,279	99%	607,457	99%	506,896	99%
Nonpatient service revenue	2,493	1%	2,299	1%	5,311	1%	5,271	1%
Total	$312,331	100%	$259,578	100%	$612,768	100%	$512,167	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Payor A	17%	19%	17%	19%
Payor B	16%	13%	15%	13%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Leasehold improvements	$171,607	$170,212
Computers and peripherals	27,324	27,302
Internal-use software	8,096	7,197
Furniture, fixtures and equipment	43,198	42,316
Medical equipment	842	842
Construction in process	6,472	9,037
Total	$257,539	$256,906
Less: Accumulated depreciation	(81,598)	(68,684)
Total property and equipment, net	$175,941	$188,222

Depreciation expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$10,129	$9,354	$20,150	$18,250

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

The components of lease expense for the Company's operating leases in its unaudited consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$13,732	$14,264	$27,414	$28,572

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.3	4.6
Weighted-average discount rate	7.33%	7.11%

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$32,178	$30,995
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$9,177	$14,554

The future minimum lease payments under noncancellable operating leases as of June 30, 2024 are as follows:

Year Ended December 31,	Amount
Remainder of 2024	$30,349
2025	64,448
2026	57,174
2027	43,502
2028	30,942
Thereafter	26,122
Total lease payments	$252,537
Less: imputed interest	(37,599)
Total lease liabilities	$214,938

Related party lease transactions were not material as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023.

Real Estate Optimization and Restructuring Charges

In 2023, the Company announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to the Company's business model driven by a shift to more virtual visits initiated by the COVID-19 pandemic. The Company substantially completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases during the year ended December 31, 2023. The Company accounts for real estate optimization restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 360-10, Property, Plant, and Equipment. The costs are included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2023, the Company recorded $3,720 of office space reductions, including primarily of $2,339 of right-of-use asset impairment and $300 of property and equipment disposal and impairment costs. The portion of these amounts to be settled by cash disbursements was accounted for as an exit cost liability within other current liabilities and other noncurrent liabilities within the unaudited consolidated balance sheets and are not material as of June 30, 2024.

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $1,293,346 as of June 30, 2024 and December 31, 2023. There have been no changes to the goodwill carrying value during the period.

Intangible Assets

Intangible assets consist of the following:

June 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(33,217)	$3,477	4.0
LifeStance trade names	235,500	(43,256)	192,244	22.5
Non-competition agreements	94,535	(90,198)	4,337	4.2
Total intangible assets	$366,729	$(166,671)	$200,058

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(26,399)	$10,295	5.0
LifeStance trade names	235,500	(38,024)	197,476	22.5
Non-competition agreements	94,535	(81,234)	13,301	4.2
Total intangible assets	$366,729	$(145,657)	$221,072

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$8,471	$10,176	$21,014	$20,349

NOTE 7 BUSINESS COMBINATIONS

During the six months ended June 30, 2023, the Company completed the acquisitions of 3 outpatient mental health practices. There were no completed acquisitions during the three and six months ended June 30, 2024. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

Six Months Ended
June 30, 2023
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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the dates of acquisition:

Six Months Ended
Allocation of Purchase Price	June 30, 2023
Cash	$181
Patient accounts receivable	372
Prepaid expenses and other current assets	138
Property and equipment	221
Right-of-use assets	368
Other noncurrent assets	22
Intangible assets	843
Goodwill	20,733
Total assets acquired	22,878
Total liabilities assumed	893
Fair value of net assets	$21,985

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

Six Months Ended
June 30, 2023
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

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

Six Months Ended
Contingent consideration	June 30, 2023
Maximum contingent consideration based on acquisition agreements	$2,650

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

NOTE 8 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of June 30, 2024 and December 31, 2023.

Valuation Technique	Range of Significant Assumptions
		June 30, 2024	December 31, 2023
Probability-weighted analysis	Probability	0% - 100%	0% - 100%
based earn-outs	Discount rate	9.7%	9.7%

As of June 30, 2024 and December 31, 2023, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of June 30, 2024, the notional value was $185,693. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

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

For the three and six months ended June 30, 2024 and 2023, the Company included immaterial gains on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the unaudited consolidated statements of operations and comprehensive loss.

The following table summarizes the location of the interest rate swap in the unaudited consolidated balance sheets:

	Consolidated balance sheets location	June 30, 2024	December 31, 2023
Interest rate swap	Other noncurrent assets	$3,584	$2,931

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2024	December 31, 2023
Assets Measured at Fair Value
Money market funds	$70,000	$64,766
Level 1	$70,000	$64,766
Interest rate swap asset	$3,584	$2,931
Level 2	$3,584	$2,931
Total assets measured at fair value	$73,584	$67,697

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$8,169	$17,824
Additions related to acquisitions	—	1,985
Payments of contingent consideration	(2,400)	(7,668)
Gain on remeasurement	(1,960)	(3,972)
Ending balance	3,809	8,169
Level 3	$3,809	$8,169
Total liabilities measured at fair value	$3,809	$8,169

NOTE 9 LONG-TERM DEBT

On May 4, 2022, the Company entered into a credit agreement, as amended (the “2022 Credit Agreement”) among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto. The 2022 Credit Agreement established commitments in respect of a term loan facility of $200,000, a revolving loan facility of up to $50,000 and a delayed draw term loan facility of up to $100,000. The commitments under the term loan facility and the revolving facility were available to be drawn on May 16, 2022. The Company borrowed $200,000 in term loans on that date, with a maturity date of May 16, 2028. The remaining commitments under the delayed draw term loan facility are scheduled to terminate on the earlier of the date on which the commitment has been reduced to zero or August 14, 2024. Once drawn upon, the delayed draw term loan facility has a maturity date of May 16, 2028. The loans under the term loan facility and the delayed draw term loan facility bear interest at a rate per annum equal to (x) adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus an applicable margin of 4.50% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus 1.00%) plus an applicable margin of 3.50%. The term loans are collateralized by substantially all of the assets of the Company. The revolving loan has interest only payments until the maturity date of May 16, 2027.

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at June 30, 2024 and December 31, 2023.

Long-term debt consists of the following:

	June 30, 2024	December 31, 2023
Term loans	$196,500	$197,500
Delayed Draw term loans	91,531	91,994
Total long-term debt	288,031	289,494
Less: Current portion of long-term debt	(2,925)	(2,925)
Less: Unamortized discount and debt issue costs (1)	(5,647)	(6,284)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$279,459	$280,285
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense, net	$5,823	$5,119	$11,726	$10,211

Future principal payments on long-term debt as of June 30, 2024 are as follows:

Year Ended December 31,	Amount
Remainder of 2024	$1,463
2025	2,925
2026	2,925
2027	2,925
2028	277,793
Total	$288,031

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at June 30, 2024 and December 31, 2023 was $305,968 and $304,955, respectively.

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

There are no amounts outstanding on the revolving loan as of June 30, 2024 and December 31, 2023.

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

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the six months ended June 30, 2024:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2023	5,479	$11.98
Vested	(13)	11.98
Forfeited	(2,474)	11.98
Unvested, June 30, 2024	2,992	$11.98

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the six months ended June 30, 2024:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	23,378	$7.24
Granted	13,176	6.96
Vested	(7,063)	8.42
Canceled and forfeited	(3,517)	7.22
Outstanding, June 30, 2024	25,974	$6.78

Stock Options

The following is a summary of stock option activity as of and for the six months ended June 30, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	13,476	$7.42	8.70	$5,565
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, June 30, 2024	13,476	$7.42	6.93	$—
Exercisable at June 30, 2024	1,123	$7.42	6.96	$—
Vested or expected to vest at June 30, 2024	13,476	$7.42	6.93	$—

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSAs, RSUs, and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$24,550	$33,078	$45,131	$56,944

As of June 30, 2024, the Company had $160,338 in unrecognized compensation expense related to all non-vested RSUs and stock options that will be recognized over the weighted-average remaining service period of 1.8 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 11 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

As of June 30, 2024, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 11 INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision (benefit) for income taxes	$656	$(6,542)	$1,019	$(10,579)

The effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate	(2.9)%	12.6%	(2.3)%	11.7%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of June 30, 2024 and December 31, 2023.

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

In the first half of 2023, two related hybrid collective/class action lawsuits, captioned Armand et al. v. LifeStance Health Group, Inc. and Jessica McAfee et al. v. LifeStance Health Group, Inc., were filed against the Company, in the United States District Court for the Middle District of Florida on January 1, 2023 and the United States District Court for the District of Arizona on June 22, 2023, respectively, by a putative collective or class representing employees of the Company related to advance on compensation and alleged underpayments for time worked. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of June 30, 2024.

On April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed in the United States District Court for the District of Arizona against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website. The lawsuit seeks unspecified monetary damages. The Company has moved to dismiss all claims. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of June 30, 2024.

NOTE 13 NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss available to common stockholders'	$(23,277)	$(45,478)	$(44,374)	$(79,720)
Weighted-average shares used to compute basic and diluted net loss per share	379,427	363,161	377,880	362,039
Net loss per share, basic and diluted	$(0.06)	$(0.13)	$(0.12)	$(0.22)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share for the three and six months ended June 30, 2024 and 2023 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 10 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of June 30,
	2024	2023
RSAs	2,992	5,736
RSUs	25,974	25,809
Stock options	13,476	13,476
	42,442	45,021

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

Our Business

We are reimagining mental health through a tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall healthcare costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 6,984 licensed mental health clinicians as of June 30, 2024. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Our Clinicians

As of June 30, 2024, we employed 6,984 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinician's schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits. Clinician productivity impacts our ability to generate revenue and also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 6,984 clinicians employed through our subsidiaries and supported practices, as of June 30, 2024. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. Our clinicians treated patients through 2.0 million and 3.9 million visits in the three and six months ended June 30, 2024, respectively. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that focuses on improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

We utilize multiple strategies to add new patients to our platform, including our primary care and specialist physician relationships, internal referrals from our clinicians, our payor relationships and our dedicated marketing efforts. We have established a large network of national, regional and local payors that enables their members to be referred to us as patients. Payors refer patients to our platform to drive improvement in health outcomes for their members, reduction in total medical costs and increased member satisfaction and retention. Within our markets, we partner with primary care practice groups, specialists, health systems and academic institutions to refer patients to our centers and clinicians. Our local referral marketing teams build and maintain relationships with our referring partner networks to create awareness of our platform and services, including the opening of new centers and the introduction of newly hired clinicians with appointment availability. We also use online marketing to develop our national brand to increase brand awareness and promote additional channels of patient recruitment.

Our Primary Care and Specialist Physician Referral Relationships

We have built a powerful patient referral network through partnerships with primary care physicians and specialist physician groups across the country. We deliver value to our provider partners by offering a more efficient referral pathways, delivering improved outcomes for our shared patients, and enabling more integrated care and lower total healthcare costs. As we continue to scale nationally, we plan to partner with additional hospital systems, large primary care groups and other specialist groups to help streamline their mental health network needs and drive continued patient growth across our platform. Our vision over time is to further integrate our mental healthcare services with those of our medical provider partners. By co-locating and driving toward integration with primary care and specialty providers, we can enhance our clinicians' access to patients. We anticipate that we will continue to grow these relationships while evolving our offering toward a fully-integrated care model in which primary care and our mental health clinicians work together to develop and provide personalized treatment plans for shared patients. We believe these efforts will help to further align our model with that of other healthcare providers, increasing our value to them and driving new opportunities to partner to grow our patient base and revenue opportunities.

Our Payors

Our payor relationships, including national contracts with multiple payors, allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, and stronger member and client value proposition through the offering of in-network mental health services. The strength of our payor relationships and our value proposition has historically allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to evaluate new payor relationships and national contracts where we believe the payor's policies and approach to mental healthcare align with our mission, while also seeking to drive regional rate improvement, including terminating certain of our lower-volume payor contracts to support continued investment in our differentiated model for delivering mental healthcare. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

Acquisitions

We believe the highly fragmented nature of the mental health market provides us with a meaningful opportunity to selectively pursue acquisitions that meet our standards of high-quality clinical care and align with our mission. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us a partner of choice for smaller, independent practices. Our acquisition strategy has been deployed both to enter new markets and in our existing markets. In new markets, acquisitions have allowed us to establish a presence with high-quality practices with a track record of clinical excellence and in-network payor relationships that can be integrated into our national platform. In existing markets, acquisitions have allowed us to grow our geographic reach and clinician base to expand patient access.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Total revenue	$312,331	$259,578	$612,768	$512,167
Revenue growth	20%	24%	20%	24%
Loss from operations	(15,947)	(48,413)	(32,719)	(82,506)
Center Margin	97,806	72,971	192,532	142,573
Net loss	(23,277)	(45,478)	(44,374)	(79,720)
Adjusted EBITDA	28,605	14,065	56,256	24,169

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Loss from operations	$(15,947)	$(48,413)	$(32,719)	$(82,506)
Adjusted for:
Depreciation and amortization	18,600	19,530	41,164	38,599
General and administrative expenses (1)	95,153	101,854	184,087	186,480
Center Margin	$97,806	$72,971	$192,532	$142,573

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

We define Adjusted EBITDA as net loss excluding interest expense, depreciation and amortization, income tax provision (benefit), loss (gain) on remeasurement of contingent consideration, stock-based compensation, loss on disposal of assets, transaction costs, executive transition costs, litigation costs, strategic initiatives, real estate optimization and restructuring charges, amortization of cloud-based software implementation costs, and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three and six months ended June 30, 2024 and 2023. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Net loss	$(23,277)	$(45,478)	$(44,374)	$(79,720)
Adjusted for:
Interest expense, net	5,823	5,119	11,726	10,211
Depreciation and amortization	18,600	19,530	41,164	38,599
Income tax provision (benefit)	656	(6,542)	1,019	(10,579)
Loss (gain) on remeasurement of contingent consideration	55	(1,539)	(1,960)	(2,576)
Stock-based compensation expense	24,550	33,078	45,131	56,944
Loss on disposal of assets	4	24	78	69
Transaction costs (1)	792	3	792	89
Executive transition costs	560	362	591	522
Litigation costs (2)	292	3,446	829	3,849
Strategic initiatives (3)	407	2,045	1,158	2,452
Real estate optimization and restructuring charges (4)	(103)	3,720	(250)	3,720
Amortization of cloud-based software implementation costs (5)	169	—	180	—
Other expenses (6)	77	297	172	589
Adjusted EBITDA	$28,605	$14,065	$56,256	$24,169

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions and to the secondary offering completed in the second quarter of 2024.
(2)
Litigation costs include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During the three and six months ended June 30, 2024 and 2023, litigation costs included cash expenses related to three distinct litigation matters, including (x) a securities class action litigation, (y) a privacy class action litigation and (z) a compensation model class action litigation. For a discussion of certain legal proceedings in which we are involved, please read Note 12, Commitments and Contingencies, to our unaudited consolidated financial statements in this report.

(3)
Strategic initiatives consist of expenses directly related to a multi-phase system upgrade in connection with our recent and significant expansion. During each of the three and six months ended June 30, 2024 and 2023, we continued a process of evaluating and adopting critical enterprise-wide systems for (i) human resources management, (ii) clinician credentialing and onboarding process, and for the three and six months ended June 30, 2023, (iii) a scalable electronic health resources system. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to these enterprise-wide systems. We considered the frequency and scale of this multi-part enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(4)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which include certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint during the three and six months ended June 30, 2023. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures has been and is expected to be greater than what would be expected as part of ordinary business operations and do not constitute normal recurring operating activities. During the three and six months ended June 30, 2024, real estate optimization and restructuring charges consisted of certain gains and losses related to early lease terminations of previously abandoned real estate leases in 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Acquired center integration (1)	$—	$210	$95	$319
Former owner fees (2)	—	46	—	84
Other (3)	77	41	77	186
Total	$77	$297	$172	$589

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
(3)
Primarily includes severance expense unrelated to integration services.

Results of Operations

The following table sets forth a summary of our financial results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
TOTAL REVENUE	$312,331	$259,578	$612,768	$512,167
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	214,525	186,607	420,236	369,594
General and administrative expenses	95,153	101,854	184,087	186,480
Depreciation and amortization	18,600	19,530	41,164	38,599
Total operating expenses	$328,278	$307,991	$645,487	$594,673
LOSS FROM OPERATIONS	$(15,947)	$(48,413)	$(32,719)	$(82,506)
OTHER EXPENSE
(Loss) gain on remeasurement of contingent consideration	(55)	1,539	1,960	2,576
Transaction costs	(792)	(3)	(792)	(89)
Interest expense, net	(5,823)	(5,119)	(11,726)	(10,211)
Other expense	(4)	(24)	(78)	(69)
Total other expense	$(6,674)	$(3,607)	$(10,636)	$(7,793)
LOSS BEFORE INCOME TAXES	(22,621)	(52,020)	(43,355)	(90,299)
INCOME TAX (PROVISION) BENEFIT	(656)	6,542	(1,019)	10,579
NET LOSS	$(23,277)	$(45,478)	$(44,374)	$(79,720)

Total Revenue

Total revenue increased $52.7 million, or 20%, to $312.3 million for the three months ended June 30, 2024 from $259.6 million for the three months ended June 30, 2023. This was primarily due to an increase of $52.5 million of patient service revenue and an increase of $0.2 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 852 in total clinicians from organic hiring, resulting in an increase in patient visits of 0.3 million, or 15%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

Total revenue increased $100.6 million, or 20%, to $612.8 million for the six months ended June 30, 2024 from $512.2 million for the six months ended June 30, 2023. This was primarily due to an increase of $100.6 million of patient service revenue. The increase in patient service revenue was mainly due to a net increase of 852 in total clinicians from organic hiring, resulting in an increase in patient visits of 0.5 million, or 15%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and de novo strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $27.9 million, or 15%, to $214.5 million for the three months ended June 30, 2024 from $186.6 million for the three months ended June 30, 2023. This was primarily due to a $26.9 million increase in center-based compensation due to the increase in patient visits of 0.3 million from the increase in the total number of clinicians from organic hiring. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $1.0 million.

Center costs, excluding depreciation and amortization increased $50.6 million, or 14%, to $420.2 million for the six months ended June 30, 2024 from $369.6 million for the six months ended June 30, 2023. This was primarily due to a $49.2 million increase in center-based compensation due to the increase in patient visits of 0.5 million from the increase in the total number of clinicians from organic hiring. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $1.4 million.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting and de novo strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses decreased $6.7 million, or 7%, to $95.2 million for the three months ended June 30, 2024 from $101.9 million for the three months ended June 30, 2023. This was primarily due to a decrease of $8.5 million in stock-based compensation expense primarily relating to the RSUs granted at the time of our initial public offering ("IPO") without a similar expense in 2024, which was slightly offset by an increase in salaries, wages and employee benefits of $7.2 million. The decrease is also partially attributable to a decrease of $1.6 million in third-party consulting costs and one-time costs associated with our strategic initiatives related to the multi-phase system upgrade in connection with our recent and significant expansion and a decrease of $3.1 million in occupancy costs. The remainder of the decrease is due to a decrease of $0.7 million in other operating expenses as a result of lower professional fees and legal expenses incurred during the period.

General and administrative expenses decreased $2.4 million, or 1%, to $184.1 million for the six months ended June 30, 2024 from $186.5 million for the six months ended June 30, 2023. This was primarily due to a decrease of $11.8 million in stock-based compensation expense primarily relating to the RSUs granted at the time of our IPO without a similar expense in 2024, which was offset by an increase in salaries, wages and employee benefits of $15.1 million. Other operating expenses decreased $1.5 million as a result of lower professional fees and legal expenses incurred during the period and occupancy costs decreased $2.9 million. Further, there was a decrease in third-party consulting costs and one-time costs associated with our strategic initiatives of $1.3 million related to the multi-phase system upgrade in connection with our recent and significant expansion.

Depreciation and amortization

Depreciation and amortization expense decreased $0.9 million to $18.6 million for the three months ended June 30, 2024 from $19.5 million for the three months ended June 30, 2023. This was primarily due to the amortization of intangibles and depreciation during the periods.

Depreciation and amortization expense increased $2.6 million to $41.2 million for the six months ended June 30, 2024 from $38.6 million for the six months ended June 30, 2023. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest Expense, net

Interest expense increased $0.7 million to $5.8 million for the three months ended June 30, 2024 from $5.1 million for the three months ended June 30, 2023. This increase was primarily due to higher borrowings outstanding during the period.

Interest expense increased $1.5 million to $11.7 million for the six months ended June 30, 2024 from $10.2 million for the six months ended June 30, 2023. This increase was primarily due to higher borrowings outstanding during the period.

Income Tax (Provision) Benefit

Income tax provision decreased $7.2 million to $0.7 million for the three months ended June 30, 2024 from a $6.5 million benefit for the three months ended June 30, 2023 primarily due to non-deductible equity awards for the three months ended June 30, 2024.

Income tax provision decreased $11.6 million to $1.0 million for the six months ended June 30, 2024 from a $10.6 million benefit for the six months ended June 30, 2023 primarily due to taxable loss and non-deductible equity awards for the six months ended June 30, 2024.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on May 4, 2022, as amended, by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2022 Credit Agreement"). We had cash and cash equivalents of $87.0 million and $78.8 million as of June 30, 2024 and December 31, 2023, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our June 30, 2024 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of June 30, 2024 and December 31, 2023, there was an aggregate principal amount of $288.0 million and $289.5 million outstanding under the 2022 Credit Agreement, respectively. As of June 30, 2024, our non-cancellable future minimum operating lease payments totaled $252.5 million.

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

The 2022 Credit Agreement also contains a maximum first lien net leverage ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such test period, in each case on a pro forma basis. As of June 30, 2024, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$22,222	$(8,324)
Net cash used in investing activities	(10,214)	(39,130)
Net cash (used in) provided by financing activities	(3,863)	18,438
Net increase (decrease) in cash and cash equivalents	$8,145	$(29,016)
Cash and cash equivalents, beginning of period	78,824	108,621
Cash and cash equivalents, end of period	$86,969	$79,605

Cash Flows Provided By (Used In) Operating Activities

During the six months ended June 30, 2024, operating activities provided $22.2 million of cash, primarily impacted by our $44.4 million net loss and $104.8 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $38.2 million. During the six months ended June 30, 2023, operating activities used $8.3 million of cash, primarily impacted by our $79.7 million net loss and $117.0 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $45.6 million.

Cash Flows Used In Investing Activities

During the six months ended June 30, 2024, investing activities used $10.2 million of cash resulting from our purchases of property and equipment. During the six months ended June 30, 2023, investing activities used $39.1 million of cash, primarily resulting from our business acquisitions of $19.8 million and purchases of property and equipment of $19.3 million.

Cash Flows (Used In) Provided By Financing Activities

During the six months ended June 30, 2024, financing activities used $3.9 million of cash, resulting primarily from payments of loan obligations of $1.5 million and payments of contingent consideration of $2.4 million. During the six months ended June 30, 2023, financing activities provided $18.4 million of cash, resulting primarily from borrowings of $25.0 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $1.2 million, payments of debt issue costs of $0.2 million and payments of contingent consideration of $5.2 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended June 30, 2024. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of June 30, 2024, we had an aggregate principal amount of $288.0 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of June 30, 2024. The material weaknesses we identified were as follows:

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

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of June 30, 2024, our remediation measures are ongoing and include the following:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

In Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, we inadvertently omitted the disclosure of a new Rule 10b5-1 trading plan entered into by Danish Qureshi. The terms of this 10b5-1 trading plan are described below.

Danish Qureshi, Former President and Chief Operating Officer

On March 15, 2024, Danish Qureshi, our former President and Chief Operating Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Qureshi, acting through a broker, may sell up to an aggregate of 9,000,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from June 14, 2024 to June 30, 2025. The plan is scheduled to terminate on June 30, 2025, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Qureshi or the broker, or as otherwise provided in the plan.

Item 6. Exhibits.

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Second Amendment to Credit Agreement, dated as May 10, 2024, among LifeStance Health Holdings, Lynnwood Intermediate Holdings, Inc., and Capital One, National Association					X
10.2*+	Separation and Release of Claims Agreement, dated as of June 30, 2024, between LifeStance Health Group, Inc. and Danish Qureshi					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeStance Health Group, Inc.

Date: August 8, 2024	By:	/s/ David Bourdon
David Bourdon
Chief Financial Officer and Treasurer (principal financial and accounting officer)