Form 10-Q
period 2024-09-30
LifeStance Health Group, Inc.
filed 2024-11-07
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, the registrant had 382,640,096 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended September 30, 2024

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	September 30, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$102,615	$78,824
Patient accounts receivable, net	158,161	125,405
Prepaid expenses and other current assets	26,244	21,502
Total current assets	287,020	225,731
NONCURRENT ASSETS
Property and equipment, net	169,974	188,222
Right-of-use assets	154,835	170,703
Intangible assets, net	195,352	221,072
Goodwill	1,293,346	1,293,346
Other noncurrent assets	7,414	10,895
Total noncurrent assets	1,820,921	1,884,238
Total assets	$2,107,941	$2,109,969
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,282	$7,051
Accrued payroll expenses	111,858	102,478
Other accrued expenses	43,291	35,012
Contingent consideration	2,500	8,169
Operating lease liabilities, current	48,959	46,475
Other current liabilities	3,624	3,688
Total current liabilities	217,514	202,873
NONCURRENT LIABILITIES
Long-term debt, net	279,055	280,285
Operating lease liabilities, noncurrent	158,679	181,357
Deferred tax liability, net	15,219	15,572
Other noncurrent liabilities	381	952
Total noncurrent liabilities	453,334	478,166
Total liabilities	$670,848	$681,039
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of September 30, 2024 and December 31, 2023; 382,640 and 378,725 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,826	3,789
Additional paid-in capital	2,243,673	2,183,684
Accumulated other comprehensive income	771	2,303
Accumulated deficit	(811,177)	(760,846)
Total stockholders' equity	1,437,093	1,428,930
Total liabilities and stockholders’ equity	$2,107,941	$2,109,969

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(unaudited)

(In thousands, except for Net Loss per Share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
TOTAL REVENUE	$312,722	$262,895	$925,490	$775,062
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	212,291	186,686	632,527	556,280
General and administrative expenses	85,269	130,945	269,356	317,425
Depreciation and amortization	15,115	19,621	56,279	58,220
Total operating expenses	$312,675	$337,252	$958,162	$931,925
INCOME (LOSS) FROM OPERATIONS	$47	$(74,357)	$(32,672)	$(156,863)
OTHER EXPENSE
Gain on remeasurement of contingent consideration	15	1,867	1,975	4,443
Transaction costs	(29)	—	(821)	(89)
Interest expense, net	(5,413)	(5,477)	(17,139)	(15,688)
Other expense	(2)	(1)	(80)	(70)
Total other expense	$(5,429)	$(3,611)	$(16,065)	$(11,404)
LOSS BEFORE INCOME TAXES	(5,382)	(77,968)	(48,737)	(168,267)
INCOME TAX (PROVISION) BENEFIT	(575)	16,385	(1,594)	26,964
NET LOSS	$(5,957)	$(61,583)	$(50,331)	$(141,303)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.02)	(0.17)	(0.13)	(0.39)
Weighted-average shares used to compute basic and diluted net loss per share	380,359	372,476	378,713	365,556

NET LOSS	$(5,957)	$(61,583)	$(50,331)	$(141,303)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on cash flow hedge, net of tax	(1,872)	230	(1,532)	1,107
COMPREHENSIVE LOSS	$(7,829)	$(61,353)	$(51,863)	$(140,196)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2024	383,314	$3,833	$2,228,771	$2,643	$(805,220)	$1,430,027
Net loss	—	—	—	—	(5,957)	(5,957)
Issuance of common stock upon vesting of restricted stock units	63	—	—	—	—	—
Forfeitures	(737)	(7)	7	—	—	—
Other comprehensive loss	—	—	—	(1,872)	—	(1,872)
Stock-based compensation expense	—	—	14,895	—	—	14,895
Balances at September 30, 2024	382,640	$3,826	$2,243,673	$771	$(811,177)	$1,437,093

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2023	378,005	$3,782	$2,141,247	$4,151	$(654,304)	$1,494,876
Net loss	—	—	—	—	(61,583)	(61,583)
Issuance of common stock upon vesting of restricted stock units	707	7	(7)	—	—	—
Forfeitures	(105)	(1)	1	—	—	—
Other comprehensive income	—	—	—	230	—	230
Stock-based compensation expense	—	—	21,525	—	—	21,525
Balances at September 30, 2023	378,607	$3,788	$2,162,766	$4,381	$(715,887)	$1,455,048

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	378,725	$3,789	$2,183,684	$2,303	$(760,846)	$1,428,930
Net loss	—	—	—	—	(50,331)	(50,331)
Issuance of common stock upon vesting of restricted stock units	7,126	70	(70)	—	—	—
Forfeitures	(3,211)	(33)	33	—	—	—
Other comprehensive loss	—	—	—	(1,532)	—	(1,532)
Stock-based compensation expense	—	—	60,026	—	—	60,026
Balances at September 30, 2024	382,640	$3,826	$2,243,673	$771	$(811,177)	$1,437,093

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(141,303)	(141,303)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	4,713	47	(47)	—	—	—
Forfeitures	(2,070)	(20)	(3,379)	—	—	(3,399)
Other comprehensive income	—	—	—	1,107	—	1,107
Stock-based compensation expense	—	—	81,868	—	—	81,868
Balances at September 30, 2023	378,607	$3,788	$2,162,766	$4,381	$(715,887)	$1,455,048

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,331)	$(141,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56,279	58,220
Non-cash operating lease costs	29,431	30,225
Stock-based compensation	60,026	78,469
Amortization of discount and debt issue costs	1,264	1,592
Gain on remeasurement of contingent consideration	(1,975)	(4,443)
Other, net	998	5,105
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(32,757)	(48,484)
Prepaid expenses and other current assets	(3,924)	(52,293)
Accounts payable	620	(3,848)
Accrued payroll expenses	9,381	7,622
Operating lease liabilities	(34,300)	(30,109)
Other accrued expenses	10,232	65,568
Net cash provided by (used in) operating activities	$44,944	$(33,679)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(15,265)	(29,106)
Acquisitions of businesses, net of cash acquired	—	(19,820)
Net cash used in investing activities	$(15,265)	$(48,926)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	25,000
Payments of debt issue costs	—	(188)
Payments of long-term debt	(2,194)	(1,821)
Payments of contingent consideration	(3,694)	(6,402)
Net cash (used in) provided by financing activities	$(5,888)	$16,589
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,791	(66,016)
Cash and Cash Equivalents - Beginning of period	78,824	108,621
CASH AND CASH EQUIVALENTS – END OF PERIOD	$102,615	$42,605
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$19,023	$15,424
Cash paid for taxes, net of refunds	$59	$416
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration incurred in acquisitions of businesses	$—	$1,985
Acquisition of property and equipment included in liabilities	$1,203	$5,303

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2023. During the nine months ended September 30, 2024, there have been no significant changes to these policies.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at September 30, 2024 and December 31, 2023.

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

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$283,264	91%	$239,902	91%	$840,943	91%	$704,717	91%
Government	14,850	5%	10,993	4%	43,016	5%	32,943	4%
Self-pay	11,619	3%	10,229	4%	33,231	3%	30,360	4%
Total patient service revenue	309,733	99%	261,124	99%	917,190	99%	768,020	99%
Nonpatient service revenue	2,989	1%	1,771	1%	8,300	1%	7,042	1%
Total	$312,722	100%	$262,895	100%	$925,490	100%	$775,062	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Payor A	16%	19%	17%	19%
Payor B	16%	13%	15%	13%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Leasehold improvements	$172,889	$170,212
Computers and peripherals	23,471	27,302
Internal-use software	8,381	7,197
Furniture, fixtures and equipment	43,082	42,316
Medical equipment	842	842
Construction in process	6,921	9,037
Total	$255,586	$256,906
Less: Accumulated depreciation	(85,612)	(68,684)
Total property and equipment, net	$169,974	$188,222

Depreciation expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$10,409	$9,448	$30,559	$27,698

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

The components of lease expense for the Company's operating leases in its unaudited consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$13,817	$14,270	$41,231	$42,842

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.2	4.6
Weighted-average discount rate	7.44%	7.11%

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$48,502	$47,356
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$13,752	$13,844

The future minimum lease payments under noncancellable operating leases as of September 30, 2024 are as follows:

Year Ended December 31,	Amount
Remainder of 2024	$12,999
2025	65,642
2026	58,771
2027	45,104
2028	32,196
Thereafter	29,043
Total lease payments	$243,755
Less: imputed interest	(36,117)
Total lease liabilities	$207,638

Related party lease transactions were not material as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023.

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

During the three months ended September 30, 2023, the Company recorded $1,257 of office space reductions, including primarily $2,364 of property and equipment disposals and $1,602 of gains related to early lease terminations. During the nine months ended September 30, 2023, the Company recorded $4,977 of office space reductions, including primarily $2,339 of right-of-use asset impairment, $2,664 of property and equipment disposal and impairment costs, and $1,610 of gains related to early lease terminations. The portion of these amounts to be settled by cash disbursements was accounted for as an exit cost liability within other current liabilities and other noncurrent liabilities within the unaudited consolidated balance sheets and are not material as of September 30, 2024.

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $1,293,346 as of September 30, 2024 and December 31, 2023. There have been no changes to the goodwill carrying value during the period.

Intangible Assets

Intangible assets consist of the following:

September 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(34,187)	$2,507	4.0
LifeStance trade names	235,500	(45,873)	189,627	22.5
Non-competition agreements	94,535	(91,317)	3,218	4.2
Total intangible assets	$366,729	$(171,377)	$195,352

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(26,399)	$10,295	5.0
LifeStance trade names	235,500	(38,024)	197,476	22.5
Non-competition agreements	94,535	(81,234)	13,301	4.2
Total intangible assets	$366,729	$(145,657)	$221,072

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$4,706	$10,173	$25,720	$30,522

NOTE 7 BUSINESS COMBINATIONS

During the nine months ended September 30, 2023, the Company completed the acquisitions of 3 outpatient mental health practices. There were no completed acquisitions during the three and nine months ended September 30, 2024. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

Nine Months Ended
September 30, 2023
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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the dates of acquisition:

Nine Months Ended
Allocation of Purchase Price	September 30, 2023
Cash	$181
Patient accounts receivable	372
Prepaid expenses and other current assets	138
Property and equipment	221
Right-of-use assets	368
Other noncurrent assets	22
Intangible assets	843
Goodwill	20,733
Total assets acquired	22,878
Total liabilities assumed	893
Fair value of net assets	$21,985

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

Nine Months Ended
September 30, 2023
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

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

Nine Months Ended
Contingent consideration	September 30, 2023
Maximum contingent consideration based on acquisition agreements	$2,650

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

NOTE 8 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of September 30, 2024 and December 31, 2023.

Valuation Technique	Range of Significant Assumptions
		September 30, 2024	December 31, 2023
Probability-weighted analysis	Probability	0% - 100%	0% - 100%
based earn-outs	Discount rate	8.4%	9.7%

As of September 30, 2024 and December 31, 2023, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of September 30, 2024, the notional value was $185,220. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

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

For the three and nine months ended September 30, 2024 and 2023, the Company included immaterial gains on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the unaudited consolidated statements of operations and comprehensive loss.

The following table summarizes the location of the interest rate swap in the unaudited consolidated balance sheets:

	Consolidated balance sheets location	September 30, 2024	December 31, 2023
Interest rate swap	Prepaid expenses and other current assets	$1,046	$—
Interest rate swap	Other noncurrent assets	$—	$2,931

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2024	December 31, 2023
Assets Measured at Fair Value
Money market funds	$85,836	$64,766
Level 1	$85,836	$64,766
Interest rate swap asset	$1,046	$2,931
Level 2	$1,046	$2,931
Total assets measured at fair value	$86,882	$67,697

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$8,169	$17,824
Additions related to acquisitions	—	1,985
Payments of contingent consideration	(3,694)	(7,668)
Gain on remeasurement	(1,975)	(3,972)
Ending balance	2,500	8,169
Level 3	$2,500	$8,169
Total liabilities measured at fair value	$2,500	$8,169

NOTE 9 LONG-TERM DEBT

On May 4, 2022, the Company entered into a credit agreement, as amended (the “2022 Credit Agreement”) among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto. The 2022 Credit Agreement established commitments in respect of a term loan facility of $200,000, a revolving loan facility of up to $50,000 and a delayed draw term loan facility of up to $100,000. The commitments under the term loan facility and the revolving facility were available to be drawn on May 16, 2022. The Company borrowed $200,000 in term loans on that date, with a maturity date of May 16, 2028. The remaining commitments under the delayed draw term loan facility terminated on August 14, 2024. Once drawn upon, the delayed draw term loan facility has a maturity date of May 16, 2028. The loans under the term loan facility and the delayed draw term loan facility bear interest at a rate per annum equal to (x) adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus an applicable margin of 3.75% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus 1.00%) plus an applicable margin of 2.75%. The term loans are collateralized by substantially all of the assets of the Company. The revolving loan has interest only payments until the maturity date of May 16, 2027.

The 2022 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at September 30, 2024 and December 31, 2023.

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
Term loans	$196,000	$197,500
Delayed Draw term loans	91,300	91,994
Total long-term debt	287,300	289,494
Less: Current portion of long-term debt	(2,925)	(2,925)
Less: Unamortized discount and debt issue costs (1)	(5,320)	(6,284)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$279,055	$280,285
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense, net	$5,413	$5,477	$17,139	$15,688

Future principal payments on long-term debt as of September 30, 2024 are as follows:

Year Ended December 31,	Amount
Remainder of 2024	$731
2025	2,925
2026	2,925
2027	2,925
2028	277,794
Total	$287,300

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at September 30, 2024 and December 31, 2023 was $306,099 and $304,955, respectively.

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

There are no amounts outstanding on the revolving loan as of September 30, 2024 and December 31, 2023.

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

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the nine months ended September 30, 2024:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2023	5,479	$11.98
Vested	(13)	11.98
Forfeited	(3,211)	11.98
Unvested, September 30, 2024	2,255	$11.98

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the nine months ended September 30, 2024:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	23,378	$7.24
Granted	13,671	6.92
Vested	(7,126)	8.40
Canceled and forfeited	(5,132)	7.18
Outstanding, September 30, 2024	24,791	$6.74

Stock Options

The following is a summary of stock option activity as of and for the nine months ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	13,476	$7.42	8.70	$5,565
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, September 30, 2024	13,476	$7.42	6.68	$1,838
Exercisable at September 30, 2024	2,142	$7.51	6.64	$153
Vested or expected to vest at September 30, 2024	13,476	$7.42	6.68	$1,838

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSAs, RSUs, and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$14,895	$21,525	$60,026	$78,469

As of September 30, 2024, the Company had $134,383 in unrecognized compensation expense related to all non-vested RSUs and stock options that will be recognized over the weighted-average remaining service period of 1.6 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 11 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

As of September 30, 2024, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 11 INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision (benefit) for income taxes	$575	$(16,385)	$1,594	$(26,964)

The effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective tax rate	(10.7)%	21.0%	(3.3)%	16.0%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The Company's medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of September 30, 2024 and December 31, 2023.

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

In the first half of 2023, two related hybrid collective/class action lawsuits, captioned Armand et al. v. LifeStance Health Group, Inc. and Jessica McAfee et al. v. LifeStance Health Group, Inc., were filed against the Company, in the United States District Court for the Middle District of Florida on January 1, 2023 and the United States District Court for the District of Arizona on June 22, 2023, respectively, by a putative collective or class representing employees of the Company related to advance on compensation and alleged underpayments for time worked. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of September 30, 2024.

On April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed in the United States District Court for the District of Arizona against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website. The lawsuit seeks unspecified monetary damages. The Company has moved to dismiss all claims. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of September 30, 2024.

NOTE 13 NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss available to common stockholders'	$(5,957)	$(61,583)	$(50,331)	$(141,303)
Weighted-average shares used to compute basic and diluted net loss per share	380,359	372,476	378,713	365,556
Net loss per share, basic and diluted	$(0.02)	$(0.17)	$(0.13)	$(0.39)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 10 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of September 30,
	2024	2023
RSAs	2,255	5,615
RSUs	24,791	24,109
Stock options	13,476	13,476
	40,522	43,200

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

Our Business

We are reimagining mental health through a tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall healthcare costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 7,269 licensed mental health clinicians as of September 30, 2024. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Our Clinicians

As of September 30, 2024, we employed 7,269 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinician's schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits. Clinician productivity impacts our ability to generate revenue and also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 7,269 clinicians employed through our subsidiaries and supported practices, as of September 30, 2024. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. Our clinicians treated patients through 2.0 million and 5.9 million visits in the three and nine months ended September 30, 2024, respectively. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that focuses on improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Center Margin

As we grow our platform, we seek to generate consistent returns on our investments. See “—Key Metrics and Non-GAAP Financial Measures—Center Margin” for our definition of Center Margin and reconciliation to income (loss) from operations. We believe this metric best reflects the economics of our model as it includes all direct expenses associated with our patients’ care. We seek to grow our Center Margin through a combination of (i) growing revenue through clinician hiring and retention, patient growth and engagement, hybrid virtual and in-person care, existing office expansion, and in-network reimbursement levels, and (ii) leveraging on our fixed cost base at each center. For acquired centers, we also seek to realize operational, technology and reimbursement synergies to drive Center Margin growth.

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Total revenue	$312,722	$262,895	$925,490	$775,062
Revenue growth	19%	21%	19%	23%
Income (loss) from operations	47	(74,357)	(32,672)	(156,863)
Center Margin	100,431	76,209	292,963	218,782
Net loss	(5,957)	(61,583)	(50,331)	(141,303)
Adjusted EBITDA	30,713	14,582	86,969	38,751

Center Margin and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles ("GAAP") and are not intended to be substitutes for any GAAP financial measures, including revenue, income (loss) from operations or net loss, and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

Center Margin

We define Center Margin as income (loss) from operations excluding depreciation and amortization and general and administrative expenses. Therefore, Center Margin is computed by removing from income (loss) from operations the costs that do not directly relate to the delivery of care and only including center costs, excluding depreciation and amortization. We consider Center Margin to be an important measure to monitor our performance relative to the direct costs of delivering care. We believe Center Margin is useful to investors to measure whether we are sufficiently controlling the direct costs of delivering care.

Center Margin is not a financial measure of, nor does it imply, profitability. The relationship of income (loss) from operations to center costs, excluding depreciation and amortization is not necessarily indicative of future profitability from operations. Center Margin excludes certain expenses, such as general and administrative expenses, and depreciation and amortization, which are considered normal, recurring operating expenses and are essential to support the operation and development of our centers. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole, and Center Margin should be reviewed in conjunction with our GAAP financial results. Other companies that present Center Margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours. In addition, Center Margin has limitations as an analytical tool, including that it does not reflect depreciation and amortization or other overhead allocations.

The following table provides a reconciliation of income (loss) from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Income (loss) from operations	$47	$(74,357)	$(32,672)	$(156,863)
Adjusted for:
Depreciation and amortization	15,115	19,621	56,279	58,220
General and administrative expenses (1)	85,269	130,945	269,356	317,425
Center Margin	$100,431	$76,209	$292,963	$218,782

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

A reconciliation of net loss to Adjusted EBITDA is presented below for the three and nine months ended September 30, 2024 and 2023. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Net loss	$(5,957)	$(61,583)	$(50,331)	$(141,303)
Adjusted for:
Interest expense, net	5,413	5,477	17,139	15,688
Depreciation and amortization	15,115	19,621	56,279	58,220
Income tax provision (benefit)	575	(16,385)	1,594	(26,964)
Gain on remeasurement of contingent consideration	(15)	(1,867)	(1,975)	(4,443)
Stock-based compensation expense	14,895	21,525	60,026	78,469
Loss on disposal of assets	2	1	80	70
Transaction costs (1)	29	—	821	89
Executive transition costs	—	114	591	636
Litigation costs (2)	224	45,418	1,053	49,267
Strategic initiatives (3)	134	790	1,292	3,242
Real estate optimization and restructuring charges (4)	—	1,257	(250)	4,977
Amortization of cloud-based software implementation costs (5)	298	—	478	—
Other expenses (6)	—	214	172	803
Adjusted EBITDA	$30,713	$14,582	$86,969	$38,751

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions and to the secondary offering completed in the second quarter of 2024.
(2)
Litigation costs include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During the three and nine months ended September 30, 2024 and 2023, litigation costs included cash expenses related to three distinct litigation matters, including (x) a securities class action litigation, (y) a privacy class action litigation and (z) a compensation model class action litigation. For a discussion of certain legal proceedings in which we are involved, please read Note 12, Commitments and Contingencies, to our unaudited consolidated financial statements in this report.
(3)
Strategic initiatives consist of expenses directly related to a multi-phase system upgrade in connection with our recent and significant expansion. During each of the three and nine months ended September 30, 2024 and 2023, we continued a process of evaluating and adopting critical enterprise-wide systems for (i) human resources management, (ii) clinician credentialing and onboarding process, and for the three and nine months ended September 30, 2023, (iii) a scalable electronic health resources system. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to these enterprise-wide systems. We considered the frequency and scale of this multi-part enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(4)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which include certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint during the three and nine months ended September 30, 2023. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures has been and is expected to be greater than what would be expected as part of ordinary business operations and do not constitute normal recurring operating activities. During the nine months ended September 30, 2024, real estate optimization and restructuring charges consisted of certain gains and losses related to early lease terminations of previously abandoned real estate leases in 2023.
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

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2023	2024	2023
(in thousands)
Acquired center integration (1)	$156	$95	$475
Former owner fees (2)	58	—	142
Other (3)	—	77	186
Total	$214	$172	$803

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
(3)
Primarily includes severance expense unrelated to integration services.

Results of Operations

The following table sets forth a summary of our financial results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
TOTAL REVENUE	$312,722	$262,895	$925,490	$775,062
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	212,291	186,686	632,527	556,280
General and administrative expenses	85,269	130,945	269,356	317,425
Depreciation and amortization	15,115	19,621	56,279	58,220
Total operating expenses	$312,675	$337,252	$958,162	$931,925
INCOME (LOSS) FROM OPERATIONS	$47	$(74,357)	$(32,672)	$(156,863)
OTHER EXPENSE
Gain on remeasurement of contingent consideration	15	1,867	1,975	4,443
Transaction costs	(29)	—	(821)	(89)
Interest expense, net	(5,413)	(5,477)	(17,139)	(15,688)
Other expense	(2)	(1)	(80)	(70)
Total other expense	$(5,429)	$(3,611)	$(16,065)	$(11,404)
LOSS BEFORE INCOME TAXES	(5,382)	(77,968)	(48,737)	(168,267)
INCOME TAX (PROVISION) BENEFIT	(575)	16,385	(1,594)	26,964
NET LOSS	$(5,957)	$(61,583)	$(50,331)	$(141,303)

Total Revenue

Total revenue increased $49.8 million, or 19%, to $312.7 million for the three months ended September 30, 2024 from $262.9 million for the three months ended September 30, 2023. This was primarily due to an increase of $48.6 million of patient service revenue and an increase of $1.2 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 851 in total clinicians from organic hiring, resulting in an increase in patient visits of 0.3 million, or 15%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

Total revenue increased $150.4 million, or 19%, to $925.5 million for the nine months ended September 30, 2024 from $775.1 million for the nine months ended September 30, 2023. This was primarily due to an increase of $149.2 million of patient service revenue and an increase of $1.2 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 851 in total clinicians from organic hiring, resulting in an increase in patient visits of 0.8 million, or 15%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and de novo strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $25.6 million, or 14%, to $212.3 million for the three months ended September 30, 2024 from $186.7 million for the three months ended September 30, 2023. This was primarily due to a $24.0 million increase in center-based compensation due to the increase in patient visits of 0.3 million from the increase in the total number of clinicians from organic hiring. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $1.6 million.

Center costs, excluding depreciation and amortization increased $76.2 million, or 14%, to $632.5 million for the nine months ended September 30, 2024 from $556.3 million for the nine months ended September 30, 2023. This was primarily due to a $73.2 million increase in center-based compensation due to the increase in patient visits of 0.8 million from the increase in the total number of clinicians from organic hiring. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $3.0 million.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting and de novo strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses decreased $45.6 million, or 35%, to $85.3 million for the three months ended September 30, 2024 from $130.9 million for the three months ended September 30, 2023. This was primarily due to a decrease of $41.6 million in other operating expenses as a result of professional fees and legal expenses preceding the settlement of our shareholder class action lawsuit during the third quarter of 2023 with no similar expense in the third quarter of 2024. In addition, there was a decrease of $6.6 million in stock-based compensation, which was slightly offset by an increase in salaries, wages and employee benefits of $3.8 million. Further, the decrease is also partially attributable to a decrease of $0.7 million in third-party consulting costs and one-time costs associated with our strategic initiatives related to the multi-phase system upgrade in connection with our recent and significant expansion and a decrease of $0.5 million in occupancy costs.

General and administrative expenses decreased $48.0 million, or 15%, to $269.4 million for the nine months ended September 30, 2024 from $317.4 million for the nine months ended September 30, 2023. This was primarily due to a decrease of $43.1 million as a result of professional fees and legal expenses preceding the settlement of our shareholder class action lawsuit during the third quarter of 2023 with no similar expense in the third quarter of 2024. In addition, there was a decrease of $18.4 million in stock-based compensation expense primarily relating to the RSUs granted at the time of our IPO without a similar expense in 2024, which was offset by an increase in salaries, wages and employee benefits of $18.8 million. Further, there was a decrease in third-party consulting costs and one-time costs associated with our strategic initiatives of $2.0 million related to the multi-phase system upgrade in connection with our recent and significant expansion and a decrease of $3.3 million in occupancy costs.

We expect our general and administrative expenses to increase in the foreseeable future due to our planned investments to support company growth.

Depreciation and amortization

Depreciation and amortization expense decreased $4.5 million to $15.1 million for the three months ended September 30, 2024 from $19.6 million for the three months ended September 30, 2023. This was primarily due to the amortization of intangibles and depreciation during the periods.

Depreciation and amortization expense decreased $1.9 million to $56.3 million for the nine months ended September 30, 2024 from $58.2 million for the nine months ended September 30, 2023. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest Expense, net

Interest expense, net decreased $0.1 million to $5.4 million for the three months ended September 30, 2024 from $5.5 million for the three months ended September 30, 2023. This decrease was primarily due to lower interest rates on borrowings outstanding during the period.

Interest expense, net increased $1.4 million to $17.1 million for the nine months ended September 30, 2024 from $15.7 million for the nine months ended September 30, 2023. This increase was primarily due to higher borrowings outstanding during the period.

Income Tax (Provision) Benefit

Income tax (provision) benefit decreased $17.0 million to a provision of $0.6 million for the three months ended September 30, 2024 from a benefit of $16.4 million for the three months ended September 30, 2023 primarily due to taxable loss and non-deductible equity awards for the three months ended September 30, 2024.

Income tax (provision) benefit decreased $28.6 million to a provision of $1.6 million for the nine months ended September 30, 2024 from a benefit of $27.0 million for the nine months ended September 30, 2023 primarily due to taxable loss and non-deductible equity awards for the nine months ended September 30, 2024.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on May 4, 2022, as amended, by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2022 Credit Agreement"). We had cash and cash equivalents of $102.6 million and $78.8 million as of September 30, 2024 and December 31, 2023, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our September 30, 2024 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of September 30, 2024 and December 31, 2023, there was an aggregate principal amount of $287.3 million and $289.5 million outstanding under the 2022 Credit Agreement, respectively. As of September 30, 2024, our non-cancellable future minimum operating lease payments totaled $243.8 million.

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

The loans under the Term Loan Facility and the Delayed Draw Term Loan Facility bear interest at a rate per annum equal to (x) adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus an applicable margin of 3.75% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus 1.00%) plus an applicable margin of 2.75%. The loans under the Revolving Facility bear interest at a rate per annum equal to (x) adjusted term SOFR plus an applicable margin of 3.25% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR plus 1.00%) plus an applicable margin of 2.25%.

The 2022 Credit Agreement also contains a maximum first lien net leverage ratio financial maintenance covenant that requires the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such test period, in each case on a pro forma basis. As of September 30, 2024, we were in compliance with all financial covenants under the 2022 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$44,944	$(33,679)
Net cash used in investing activities	(15,265)	(48,926)
Net cash (used in) provided by financing activities	(5,888)	16,589
Net increase (decrease) in cash and cash equivalents	$23,791	$(66,016)
Cash and cash equivalents, beginning of period	78,824	108,621
Cash and cash equivalents, end of period	$102,615	$42,605

Cash Flows Provided By (Used In) Operating Activities

During the nine months ended September 30, 2024, operating activities provided $44.9 million of cash, primarily impacted by our $50.3 million net loss and $146.0 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $50.8 million. During the nine months ended September 30, 2023, operating activities used $33.7 million of cash, primarily impacted by our $141.3 million net loss and $169.2 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $61.6 million.

Cash Flows Used In Investing Activities

During the nine months ended September 30, 2024, investing activities used $15.3 million of cash resulting from our purchases of property and equipment. During the nine months ended September 30, 2023, investing activities used $48.9 million of cash, primarily resulting from our business acquisitions of $19.8 million and purchases of property and equipment of $29.1 million.

Cash Flows (Used In) Provided By Financing Activities

During the nine months ended September 30, 2024, financing activities used $5.9 million of cash, resulting primarily from payments of loan obligations of $2.2 million and payments of contingent consideration of $3.7 million. During the nine months ended September 30, 2023, financing activities provided $16.6 million of cash, resulting primarily from borrowings of $25.0 million under the 2022 Credit Agreement, partially offset by payments of loan obligations of $1.8 million, payments of debt issue costs of $0.2 million and payments of contingent consideration of $6.4 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended September 30, 2024. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of September 30, 2024, we had an aggregate principal amount of $287.3 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of September 30, 2024. The material weaknesses we identified were as follows:

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

Actions Taken During the Quarter Ended September 30, 2024

The following remediation efforts were completed during the quarter ended September 30, 2024:

•
We have added a Manager of Stock Administration to our human resources function to oversee our equity awards and stock-based compensation;
•
We have designed and implemented new stock administration controls and enhanced existing stock administration controls to specifically address the accuracy and completeness of awards granted to certain employees or other service providers;
•
We have enhanced controls related to cash management to achieve complete, accurate and timely financial accounting, reporting and disclosures; and
•
We have designed and implemented new controls for related party transactions and enhanced controls related to related party transactions to achieve complete, accurate and timely identification of related party transactions, reporting and disclosures.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, we are continuing to enhance our overall control environment and are devoting substantial effort by enhancing our manual or automated controls to remediate the identified material weakness. For a more comprehensive discussion of the remedial measures which are being undertaken to address these material weaknesses, or the Remediation Plan, refer to Part II, Item 9A, “Remediation of Material Weaknesses,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Status of Remediation Efforts

We believe the measures described above will remediate the control deficiencies for the specific areas we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We intend to evaluate current and projected resource needs on a regular basis and hire additional qualified resources as needed. Our ability to maintain qualified and adequate resources to support our business and our projected growth will be a critical component of our internal control environment.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in "Actions Taken During the Quarter Ended September 30, 2024" above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended September 30, 2024, one of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Robert Bessler, Director

On August 28, 2024, Robert Bessler, Director, entered into a Rule 10b5-1 trading plan that provides that Mr. Bessler, acting through a broker, may sell up to an aggregate of 1,500,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from November 15, 2024 to December 31, 2025. The plan is scheduled to terminate on December 31, 2025, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Bessler or the broker, or as otherwise provided in the plan.

In Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, we inadvertently omitted the disclosure of a new Rule 10b5-1 trading plan entered into by Kevin Mullins. The terms of this 10b5-1 trading plan are described below.

Kevin Mullins, Former Chief Development Officer

On March 14, 2024, Kevin Mullins, our former Chief Development Officer, entered into a Rule 10b5-1 trading plan that provided that Mr. Mullins, acting through a broker, could sell up to an aggregate of 1,500,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan were permitted to only occur from June 13, 2024 to November 29, 2024. The plan was scheduled to terminate on November 29, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Mullins or the broker, or as otherwise provided in the plan. The plan was terminated by Mr. Mullins on August 20, 2024, following his termination from the Company.

Item 6. Exhibits.

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Third Amendment to Credit Agreement, dated as August 7, 2024, among LifeStance Health Holdings, Lynnwood Intermediate Holdings, Inc., and Capital One, National Association					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeStance Health Group, Inc.

Date: November 7, 2024	By:	/s/ David Bourdon
David Bourdon
Chief Financial Officer and Treasurer (principal financial and accounting officer)