Form 10-K
period 2024-12-31
LifeStance Health Group, Inc.
filed 2025-02-27
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2024 was $682,900,584.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2025 was 384,550,152.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2024.

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
•
the impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may harm our business;
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

We are dedicated to improving the lives of our patients by reimagining mental health through a tech-enabled in-person and virtual care delivery model built to expand access and affordability, improve outcomes and lower overall healthcare costs. We combine a personalized, digitally powered patient experience with differentiated, multidisciplinary clinical capabilities and in-network insurance relationships to fundamentally transform patient access to mental health treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

We employed 7,424 licensed mental health clinicians through our subsidiaries and supported practices in 33 states as of December 31, 2024. Our clinicians offer patients a comprehensive, multidisciplinary suite of mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy. We treat a broad range of mental health conditions, including anxiety, depression, bipolar disorder, eating disorders, psychotic disorders and post-traumatic stress disorder. Patients can receive care virtually through our online delivery platform or in-person at one of our conveniently located centers. Through our payor relationships, including national agreements with multiple payors, patients can utilize their in-network benefits when they receive care from one of our clinicians, enhancing access and affordability.

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

However, there are significant barriers to addressing this crisis:

•
Lack of Access: Despite the large burden of mental illness in the U.S., access to mental health treatment is plagued by significant challenges. Of patients with serious mental illness not receiving care in the past year, 29% reported that they did not know where to go for services, suggesting issues related to access. Even if patients are able to access a mental health professional, studies show they often face significant wait times. During this time, their underlying physical and mental health issues may worsen, potentially requiring treatment in costlier care settings like hospitals, emergency rooms and inpatient mental facilities.
•
Lack of Affordability: The mental healthcare market remains under-reimbursed by commercial and government insurers, resulting in many clinicians only accepting cash pay for mental health services. The need to pay cash out-of-pocket for treatment reduces the likelihood that patients will receive treatment. Of patients with serious mental illness not receiving care in the past year, 46% reported that they could not afford the cost of treatment, and an additional 19% reported that their health insurance did not pay enough for mental health services.
•
Lack of Scale and Organization: Outpatient mental health is highly fragmented. We believe that independent clinicians are burdened with significant non-clinical business demands, including marketing, payor contracting, billing and collecting, and other administrative tasks, impeding their ability to focus on their patients’ care. A corresponding lack of resources to invest in infrastructure and technology exacerbates these burdens, even as growing regulatory and compliance requirements increase the need for them. This lack of technology further constrains access—for example, through limited or no virtual capabilities—while impeding the ability to effectively track patient data and outcomes as needed to ensure care is being delivered effectively.
•
Lack of Care Coordination: Many primary care physicians and specialists are not well-equipped to identify and treat patients with mental health conditions, resulting in patients receiving treatments only once their condition has been exacerbated or not receiving treatment at all. This limited access to treatment has a significant social and economic impact.

We founded LifeStance to solve these challenges. More broadly, we recognized that addressing this unmet need would require a transformation of how mental healthcare is built and delivered. We developed powerful incentives for each of our stakeholders—patients, clinicians, payors and primary care and specialist physicians—to align with our mission, adopt our platform and drive our growth. We estimate that there are nearly 60 million adults in the United States with a mental health issue that our clinicians could address.

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

We Empower Clinicians to Improve the Lives of Their Patients

We empower clinicians to focus on patient care and relationships by providing what we believe is a superior workplace environment, as well as clinical and technological capabilities to deliver high-quality care. We offer a unique employment model for clinicians in a collaborative clinical environment—with clinicians employed by our subsidiaries and supported practices—and we improve patient access through in-network payor contracts and primary care and specialist physician referrals. Our integrated platform and national infrastructure reduce administrative burdens for clinicians while increasing engagement and satisfaction. Our digital platform enables collaboration across the clinician team.

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

We Have an Opportunity to Transform Healthcare as a Whole

To truly transform healthcare, the integration of mental and physical care is increasingly recognized as a critical priority. It is estimated that over one-third of all patients with chronic medical conditions have a co-occurring mental health disorder. Our scale, breadth of capabilities and value proposition to our key stakeholders enable us to drive this transformation. We have over 13 integrated care programs underway, including partnerships with primary care providers, specialists and chronic care providers as we lead efforts to demonstrate the ability of fully-integrated mental health models to improve overall health outcomes. In certain instances, we co-locate our clinicians at partners' facilities to promote seamless mental health treatment and enable collaborative delivery of care. We envision a future where the coordination and delivery of mental and physical care is accomplished collaboratively between primary care and mental health providers, and we are actively working to lead the mental health industry in this direction.

How We Generate Revenue

We generate revenue on a per-visit basis when a patient receives care from one of our clinicians. Depending on the state, our clinicians are either employed directly through our subsidiaries or through our supported practices, for which we manage day-to-day operations pursuant to long-term management services contracts. Our revenue is generally derived from patients with in-network insurance coverage, pursuant to which our subsidiaries or supported practices are reimbursed for patient services. For the year ended December 31, 2024, 91% of our revenue was derived from patients with commercial in-network payors, 5% of our revenue was derived from patients with government payors, 3% of our revenue was derived from patients on a self-pay basis and 1% of our revenue was derived from non-patient services. Our contracts with payors are typically structured as fee-for-service arrangements, with negotiated reimbursement rates for our clinical services. With respect to our supported practices, our revenue is derived from management fees negotiated under our management services contracts. We believe we are well-positioned to grow our revenue by catering to each of our stakeholders and remaining focused on our patient-centered mission.

We Deliver Value for All Key Stakeholders in the Healthcare Ecosystem

Our model is built to empower each of the healthcare ecosystem’s key stakeholders and align around our shared goal of delivering a healthier life for patients by creating access to high-quality mental healthcare.

Our Patients Gain Access to High-Quality Care When and Where They Need It

Our clinicians treated more than 940,000 unique patients through approximately 7.9 million visits in 2024. We aim to deliver value to our patients in multiple ways:

•
Superior patient experience: We have a relentless focus on delivering a superior experience to our patients. We enable our patients to conveniently see their clinician through their preferred choice of virtual or in-person visits. We optimize patient engagement through our convenient digital tools, including online scheduling, adherence reminders, online prescription refills and online payments. We believe our centers are built to a superior standard that provides our patients with a best-in class visit experience. Enabling our patients and elevating their experience makes them more likely to seek help, resulting in higher engagement and an increased likelihood they will continue treatment. We believe our superior patient experience drives increased patient engagement—in 2024, 86% of our patients have had two or more visits with our clinicians.
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
•
Increased access and affordability through in-network coverage: We have national and regional payor relationships, which improve access and affordability for our patients. Our in-network patients can seek initial mental health screening, clinical treatment and subsequent therapy or follow-up as needed in a timely and affordable manner appropriate for their needs.

Our Clinicians Are Empowered to Focus on Improving the Lives of Their Patients

We deliver value to our clinicians through our clinician value proposition, which includes:

•
Mission-driven culture: Our platform enables our clinicians to focus on delivering the best possible care to their patients. We augment their ability to serve their patients through technology tools and data, while freeing them from the many non-clinical burdens they face in independent practice, so that they can dedicate their time and energy to providing high-quality care to their patients.
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
•
Competitive compensation package: Our clinicians are employed as W-2 employees by our subsidiaries and supported practices rather than as independent contractors, the latter of which we believe is more common in the mental healthcare industry in the United States. Additionally, we offer a flexible visit-based economic model, which allows our clinicians to build their patient panels while flexibly managing caseloads.

Our Payor Partners Expand Access and Lower Costs

We have in-network payor relationships offering access to our clinician team. We deliver value to our payor partners in several ways:

•
Access to a national clinician employee base: We deliver a scaled and comprehensive multidisciplinary mental healthcare offering with an appropriate mix of psychiatric and therapeutic expertise for payors to offer to their members and employer clients.
•
Lower total medical costs: Long-term analyses demonstrate that incremental spend on mental healthcare for patients results in significantly higher savings in total healthcare costs. As a result, improving access and coverage of mental healthcare represents a large cost containment opportunity with a compelling return on investment.
•
Stronger member and client value proposition: We believe our clinicians provide best-in-class mental health treatment services and experience, which enables payors to provide to their members a superior experience. Because mental health conditions can lead to employee absenteeism and lower productivity, we believe our payor partners are also well-positioned to deliver value to their employer clients.

Our Primary Care and Specialist Physician Partners Can More Effectively Improve the Lives of their Patients

We partner with primary care physicians and specialist physician groups to deliver improved health outcomes for our shared patients:

•
More efficient referral base to broaden access: We offer our primary care and specialist partners a diverse group of mental health clinicians to which they can refer their patients, allowing their patients to receive high-quality, evidence-based care covering their mental and physical health needs. Large provider groups can partner with us to streamline their mental health referrals and receive visibility into the status of their patients once they are referred. By gaining access to our extensive team of clinicians, primary care and specialist physicians feel more comfortable screening for and identifying mental health conditions and can more easily and consistently connect patients with the care they need.
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

Our Growth Strategies

We believe we are well positioned to sustain our strong track record of growth and to reimagine mental healthcare in the United States. To achieve this, we are anchored on delivering the highest-quality care for our patients and our value proposition to our key stakeholders.

Highly Scalable Platform with Proven Growth Playbook

To drive growth in our clinician base, we have developed an in-house clinician recruiting model that is built on our compelling clinician value proposition. We believe our guiding principle of creating a national platform built with a patient and clinician focus has made us the partner of choice for smaller, independent practices.

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

In connection with our expansion through de novo centers and acquisitions, in 2023, we announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to our business model driven by a shift to more virtual visits. As a result, we have completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases, and plan to continue to optimize our real estate footprint on a go-forward basis as part of our recurring operations.

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

Our Integrated Platform Is Reimagining Mental Health

We have purpose-built an integrated platform to reimagine how mental healthcare is delivered. Our patient-focused platform combines differentiated clinical capabilities with a personalized, digitally powered patient experience designed to transform patient access and treatment.

Extensive Scale, Breadth and Access

We are reimagining access to mental healthcare in the United States. We are one of the nation’s largest providers of outpatient mental healthcare in the country based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 7,424 dedicated clinicians in 33 states, as of December 31, 2024. In 2024, our clinicians treated more than 940,000 unique patients through approximately 7.9 million visits. We serve all patient demographics through a comprehensive suite of mental health services to treat the most common mental health conditions. Our care delivery model enables patient access via virtual or in-person visits, at their convenience. We believe the scale, breadth and depth of our offering is unmatched in our industry.

Our Clinicians

We strive to provide a best-in-class working environment for our 7,424 employed psychiatrists, APNs, psychologists and therapists. We believe our dedicated employment model offers a superior value proposition compared to independent practice. We employ a comprehensive range of mental health professionals to provide multi-disciplinary clinical modalities through our subsidiaries and our supported practices. We serve all patient demographics—children, adolescents, adults and geriatrics. Patients have seamless access to our multidisciplinary team of licensed mental health clinicians, including psychiatrists, APNs, psychologists and therapists. Our breadth of clinical capabilities facilitates coordination across psychiatric and psychotherapy treatment modalities, limiting the need to refer patients externally as their needs are met within our comprehensive service offerings. Our clinicians have access to our digital platform, which allows for shared electronic medical records for internal communication, and facilitates patient referrals within our clinician team, both of which support our collaborative approach to care.

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

Our Centers

When they choose to do so, our patients can receive in-person care at one of our 569 centers, both acquired and de novo. Currently, our typical de novo center comprises 4,000 to 5,000 square feet and 12 to 15 clinician exam rooms. We aim systematically to locate our de novo centers within a given market to ensure convenient coverage for in-person access to care. To provide our patients and clinicians with flexibility, our centers are generally open five days a week from 7:00 a.m. to 9:00 p.m. local time, with some open on Saturdays. Each of our centers offers a comprehensive clinical care team of clinicians offering psychiatric and psychotherapy services.

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

Our Payor Relationships

We have a large and diverse base of national, regional and local payors. Our dedicated payor relationship team is divided into regions to ensure that strong relationships with regional operations teams and insurance companies are cultivated. Our payor contracting teams consist of professionals with decades of experience working with a broad spectrum of payors from large national payors to regional and state-based payors. We believe this expertise is critical to allowing our team to engage with payors more effectively than other providers. Our teams negotiate, implement and manage new payor relationships, drive regional rate improvement and advance key initiatives. To expand this network and grow access to covered patients, we continue to evaluate new payor relationships and national and regional contracts where we believe the payor's policies and approach to mental healthcare align with our mission while also seeking to drive regional rate improvement, including terminating certain of our lower-volume payor contracts, to support continued investment in our differentiated model for delivering mental healthcare. Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2024: UnitedHealthcare and Elevance Health, Inc., comprising 17% and 15%, respectively. Our contracts with payors are generally fee-for-services arrangements. Currently, only a small portion of our contracts provide for incremental payments tied to the attainment of quality or performance metrics, and such payments comprised an immaterial portion of our revenue during the period.

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

Organization

Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. See “—Government Regulation—Corporate Practice and Fee-Splitting.” In states where we are not subject to corporate practice of medicine laws, we operate our business through centers that are wholly owned by our subsidiaries. In states where the corporate practice of medicine doctrine applies, in order to comply with such laws, we do not own the centers or directly employ the clinicians. Instead, such practices are owned by our Chief Medical Officer or other licensed clinical leadership employees. However, we own substantially all of the non-medical assets of the center and enter into a long-term management services contract with the center pursuant to which we provide all the management services to the center that it needs to operate, with the exception of medical or clinical services. As of December 31, 2024, 397 of our 569 centers were operated as supported practices. We manage our wholly-owned centers and supported practices consistently and generally do not distinguish between our wholly-owned centers and supported practices in operating our business, subject to compliance with applicable law.

Our subsidiaries directly employ the clinicians who practice at our wholly-owned centers, whereas, with respect to our supported practices, our supported practices directly employ the clinicians. Any payment to a clinician at a supported practice is made pursuant to the clinician’s employment agreement with the supported practice (not through the management services contract).

Payor Agreements

We and our supported practices have payor relationships across multiple independent regional and national contracts. These relationships allow members to utilize their in-network benefits when such individual elects to receive service from one of our clinicians. As of December 31, 2024, our contracts with payors typically provide for an initial term of one to three years and auto-renewal thereafter for additional one-year terms, with a majority of those agreements in automatic annual renewal stages. The contracts with our two largest payor partners are entered into on substantially consistent terms. In most markets, our practices have been contracted (in-network with payors) for more than a decade. While length of contract and economic terms are often negotiated, payors generally use form contracts that contain terms and conditions that are standard in the industry. A small number of our agreements with payors also include terms and conditions to incentivize us and facilitate our ability to provide quality care to that plan’s members, with modest bonus payments tied to quality or utilization metrics.

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

State and Federal Health Information Privacy and Security Laws

HIPAA

We must comply with various federal and state laws related to the privacy and security of personal identifiable information ("PII"), including health information. In particular, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes privacy and security standards that limit the use and disclosure of protected health information ("PHI") and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI. HIPAA’s requirements are also directly applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. Certain of our entities and supported practices are covered entities, while our management service entities are business associates. Additionally, under guidance from the Department of Health and Human Services Office for Civil Rights (“OCR”), deploying online tracking technologies generally used to collect and analyze information about user behavior and enhance the user experience may, under certain circumstances, constitute an impermissible disclosure of PHI under HIPAA and result in liability. The OCR also finalized a rule in April of 2024 modifying existing standards permitting uses and disclosures of PHI when PHI pertains to reproductive healthcare, which is defined broadly.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties include civil monetary penalties of up to $71,162 per violation, not to exceed $2,134,831 for violations of the same standard in a single calendar year (as of 2024, and subject to periodic adjustments for inflation), and in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in violations of multiple standards.

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

Many states in which we operate have their own laws protecting the privacy and security of personal information, including health information. We must comply with such laws in the states where we do business in addition to our obligations under HIPAA. In some states, such as California and Washington, state privacy laws are even more protective than HIPAA. It may sometimes be necessary to modify our operations and procedures to comply with these more stringent state laws. State data privacy and security laws are subject to change and exist in more than 20 states, and we could be subject to financial penalties and sanctions if we fail to comply with these laws.

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

In addition to federal and state laws protecting the privacy and security of personal information, we may be subject to other types of federal and state privacy and consumer protection laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, along with laws that impose specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and all 50 states require certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and, in some states, provision of credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA and pursuant to the related contracts that we enter into with our clients who are covered entities, we must report breaches of unsecured PHI to our clients following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

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

Association and network rules

In addition to the applicable privacy and data security laws, we may be subject to card association rules and regulations. For example, an independent standards-setting organization, the Payment Card Industry (“PCI”) Security Standards Council developed a set of comprehensive requirements concerning payment card account security through the transaction process, called the Payment Card Industry Data Security Standard ("PCI DSS"). All merchants and service providers that store, process and transmit payment card data are required to comply with PCI DSS as a condition to accepting credit cards. We must implement certain data security measures and are subject to annual reviews to ensure compliance with PCI standards worldwide and are subject to fines and other penalties if we fail to maintain a valid certificate or are otherwise are found to be non-compliant.

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

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for, or to induce, the (1) the referral of a person covered by government healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under government healthcare programs, or (3) the purchasing, leasing, ordering, or arranging or recommending the purchasing, leasing, or ordering, of any item or service reimbursable under government healthcare programs. Federal courts have held that the Anti-Kickback Statute can be violated if just one purpose of a payment is to induce referrals. Actual knowledge of this statute or specific intent to violate it is not required, which makes it easier for the government to prove that a defendant had the state of mind required for a violation. In addition to a few statutory exceptions, the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("HHS") has promulgated safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but business arrangements that do not fully satisfy all elements of a safe harbor may result in increased scrutiny by OIG and other enforcement authorities. Violations of the Anti-Kickback Statute can result in exclusion from government healthcare programs as well as civil and criminal penalties, including fines of $124,732 per violation (as of 2024, and subject to periodic adjustments for inflation) and three times the amount of the unlawful remuneration. Violations of the Anti-Kickback Statute could have a material adverse effect on our business, financial condition, and results of operations.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Additionally, we expect the OIG to issue new regulations adding and modifying safe harbors and to issue new fraud alerts covering the latest conduct that OIG finds problematic, having published a notification of intent to develop regulations and request for public comment on November 27, 2024.

False Claims Act

The federal False Claims Act prohibits knowingly presenting, or causing to be presented, false claims to government programs, such as Medicare or Medicaid. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Some states have adopted similar fraud and false claims laws. Government agencies engage in significant civil and criminal enforcement efforts against healthcare companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $13,946 to $27,894 per false claim or statement (as of 2024, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government healthcare programs.

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

Protections against surprise billing have also been promulgated in connection with the Consolidated Appropriations Act of 2021, which introduced the “No Surprises Act.” Becoming effective on January 1, 2022, this rule created new protections against surprise billing and excessive cost sharing for healthcare consumers and creates a dispute resolution process to rectify cost disparities.

State Healthcare Competition and Planning Laws

Several states in which we operate—including California, Illinois, Indiana, Massachusetts, Minnesota, Nevada, New York, Oregon and Washington—have adopted competition and healthcare planning laws that affect transactions in the healthcare industry, which are becoming more in-depth and time-consuming. Some states require notification, filings, and/or approvals by state agencies with respect to proposed transactions involving healthcare providers. Such processes can take significant time, require filing fees, result in conditions that require certain operational changes, and include regular annual reviews regarding the cost and quality of services, among other topics. These laws and the level of enforcement by the respective state agencies are subject to continuous change and interpretation, and compliance with these laws could adversely affect our business.

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

Employees and Human Capital Resources

At LifeStance, we are committed to building a culture that prioritizes our employees' wellbeing and represents our values:

•
Belonging: We cultivate a space where everyone can show up as their authentic self.
•
Courage: We are all accountable for doing the right thing—even when it's hard—because we know it's worth it.
•
Empathy: We seek out diverse perspectives and listen to learn without judgment.
•
One Team: We realize our full potential when we work together towards our shared purpose.

As of December 31, 2024, we employed approximately 10,218 employees through our subsidiaries and supported practices, of which 4,205 were directly employed through our subsidiaries and 6,013 were directly employed by our supported practices. The clinicians of our supported practices have entered into employment agreements directly with our supported practices. All employees of our subsidiaries and supported practices are located in the United States. We engage temporary employees, independent contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Building a Purpose-Driven Culture

As part of our goal to become the mental health employer of choice, we regularly solicit feedback from our employees via a twice a year employee engagement survey. These engagement surveys were designed to ensure that we are fostering a culture where employees are empowered to do their best work. According to our most recent engagement survey, employees consistently report that LifeStance provides a purpose-driven environment where they feel a strong connection to their work and believe what they do at LifeStance is meaningful. They also feel strongly supported by their people managers and empowered to succeed in their roles.

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

To support financial wellness, we offer a 401(k) plan under which we match up to 100% of contributions on the first 3% of an employee's eligible earnings, and up to 50% on the next 2% of eligible earnings. We also continue to offer an industry-leading long-term incentive plan for eligible LifeStance employees to earn stock awards as an incentive for increasing access to mental healthcare. We believe providing a path to ownership in LifeStance is a differentiated benefit for our eligible employees.

Diversity, Equity, Inclusion and Belonging

Our National Diversity, Equity, Inclusion and Belonging ("DEIB") Committees are guided by the vision of fostering a workplace in which individuals of all backgrounds are welcomed by a culture of inclusion and respect. Our National DEIB Committees are focused on education, cultural humility, celebrating difference and taking effective action to ensure every staff member and patient under our care understands that LifeStance is a safe place for them to be their authentic selves. Members of the national committee partner closely with leadership to make recommendations and provide policy guidance to ensure that the pillars of DEIB are represented across the organization. Local committees ensure that we bring our core values of belonging to life at the practice-level and foster inclusion across the organization.

Learning and Development

We are committed to providing ongoing professional development opportunities for all LifeStance employees. In addition to offering live continuing education opportunities, employees can access a wide variety of training, education and development opportunities, including unconscious bias training and leadership development courses, on our HRIS platform.

Sustainability

We continue to focus on the environmental impact of our 569 centers. Our new locations utilize materials known for their sustainability practices including Declare certified (and Living Building Challenge compliant) ceiling tiles and grid; SUSTAIN high performance sustainable ceiling systems; Resilient Floor Covering Institute industry average Environmental Product Declaration flooring; Environmental Product Declaration Certified wall base; FloorScore Certified low emitting materials; low or zero VOC paint; and all high-efficiency LED lighting to minimize power consumption.

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

General Corporate Information

On January 28, 2021, LifeStance Health Group, Inc. was incorporated in the state of Delaware. Our principal executive office is located at 4800 N. Scottsdale Road, Suite 2500, Scottsdale, Arizona 85251. Our telephone number is (602) 767-2100. Our website address is www.lifestance.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company and all of our business operations are conducted through our subsidiaries and supported practices.

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

Private third-party payors pay for the services that we provide to many of our patients. During the year ended December 31, 2024, 96% of our patients were insured as of their latest visit. If any commercial third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, results of operations and financial condition may be harmed. Third-party payors may also elect to create narrow networks, which may exclude our clinicians, or otherwise terminate their agreement with us. A majority of our payor relationships operate across multiple independent regional contracts. Changes in reimbursement rates from these or other large commercial payors could adversely impact our business and results of operations.

Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2024: UnitedHealthcare and Elevance Health, Inc., comprising 17% and 15% of our total revenue, respectively. Therefore, changes in the reimbursement rates, coverage offered by these payors or loss of in-network status may adversely impact our business and results of operations more than changes implemented by other payors.

We are selective with our payor strategy and have dedicated resources for payor engagement. As we expand our relationships with large payors relative to more numerous smaller payors, these large payors may determine the reimbursement rates and coverage for more of our patients. In addition, we may be unable to enter new payor contracts on favorable terms, or at all. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses, including clinician compensation, may not decrease proportionately. Further, as we negotiate and renew payor contracts, we may not be able to secure favorable rates, and may never be able to achieve rate parity with physical healthcare reimbursement. Reimbursement rates determined by our contracts with larger payors have and may continue to have significant impacts on our total revenue per visit and cash flows.

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

We have experienced significant growth since our inception in 2017. We continually execute a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, our strategy includes recruiting new clinicians, growing our business by opening select de novo centers, building our relationships with payors and developing strategic relationships with other primary care and specialist physicians to offer an integrated care model and acquiring strategic high-quality existing centers. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets, that we expect to achieve, or it may be more costly to do so than we anticipate. For example, we may have increased expenses related to clinician education and licensing, as well as supervising, if we are a first employer for newly recruited clinicians. We may also pivot or delay our growth strategies, which may result in slower rates of net clinician growth or revenue growth compared to prior periods of significant growth.

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

Our significant growth in prior periods has and may continue to put strain on our business, operations and employees. We have also significantly increased the number of patient visits conducted over this period. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our financial and accounting systems and our IT infrastructure. For example, as we implement our growth strategy, we have made strategic investments in enterprise-level scalable infrastructure, including IT and technology support to continue to facilitate virtual services to patients. If our enterprise-level infrastructure is not aligned with the needs of our clinicians and staff, then we will not be able to realize the full capacity of our services and will not recognize a return on our investment in such infrastructure updates.

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

In addition, hiring new clinicians involves challenges, including the ability to manage decreased profitability and increased expenses incurred during each clinician’s development and ramp-up period. Rising expenses including wage inflation could adversely affect our ability to attract and retain high-quality clinicians. The substantial management time and resources that our new clinicians require may result in disruption to our existing business operations, which may harm our profitability, and these commitments may be amplified if we continue to recruit a significant number of clinicians early in their careers. Our inability to successfully address these challenges and other factors may adversely affect the quality and profitability of our business operations as we pursue our growth and human capital strategy.

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

Our competitors primarily include other outpatient mental health providers that deliver care in-person or through virtual visits. Our indirect competitors also include episodic consumer-driven point solutions, such as in-person and virtual life coaching, digital therapy and support tools and other technologies related to mental healthcare services. In addition to established mental health providers, we may face additional competition from new market entrants, including major retailers that have recently begun to offer in-person and virtual mental healthcare in certain markets. Generally, practices, certain hospitals, and other outpatient mental health providers in the local communities we serve provide services similar to those we offer, and, in some cases, our competitors may offer a broader array of services, more flexible hours or more desirable locations to patients and outpatient mental health providers than ours, and may have larger or more specialized medical staffs to serve patients. Furthermore, healthcare consumers are now able to access patient satisfaction data, as well as standard charges for services, to compare competing outpatient mental health providers; if any of our centers or our supported practices achieve poor results (or results that are lower than our competitors’) on patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer patients. Additional quality measures and trends toward clinical or billing transparency, including price transparency rules that require third-party payors to make their pricing information publicly available, may have a negative impact on our competitive position and patient volumes, as patients may prefer to use lower-cost healthcare providers if they deliver services that are perceived to be similar in quality to ours. Competition from specialized providers, medical practices, retailers, digital health companies and other parties could negatively impact our revenue and market share.

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

In December 2020, in connection with the Consolidated Appropriations Act of 2021, the No Surprises Act introduced protections against surprise billing by providers that became effective on January 1, 2022. The rule created new protections against surprise billing and excessive cost sharing for healthcare consumers and created a dispute resolution process to rectify cost disparities. The provider-specific portions of the Act require providers to submit a good faith estimate to uninsured patients (or patients who will not be submitting claims to their insurer) or to the patient’s insurer and can result in payment disputes if the resulting bill is substantially in excess of said estimate. Additionally, providers are responsible for ensuring accuracy of their provider directories with insurers and can be held responsible for the cost disparity of treatment caused by incorrect provider directory designations. As such, procedural infrastructure is required to ensure compliance with the No Surprises Act and to prevent dispute resolution and resulting noncompliance penalties. This law and any related disputes or non-compliance by us could cause disruptions in the ability for us to receive timely payment or result in penalties and therefore could have a material adverse effect on our business.

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

We have in the past and may in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant. In addition, any of these events, whether or not ultimately substantiated, may result in reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

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

Increasing regulatory and legislative changes place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives for our technology platform. In addition, recent trends toward greater patient engagement in healthcare require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We and our third-party vendors must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver care to patients in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Additional development projects may be needed or arise in the future and we may not have the necessary resources to complete such development projects. Further, the technological advances of our competitors or future competitors may result in our technologies or future technologies becoming uncompetitive or obsolete. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial condition and cash flow. Similarly, if our third party vendors fail to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of their own information technology systems, interruptions in their systems or network may result in disruptions of our own systems and business operations.

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

We lease all of our centers and may experience risks relating to lease terminations, lease expense escalators, lease extensions and special charges.

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

Leasing centers pursuant to binding lease agreements may limit our ability to exit markets. For instance, if a center subject to a lease becomes unprofitable, we may be required to continue operating such center or, if allowed by the landlord, to close such center, but we may remain obligated for the lease payments on such center. In connection with our real estate optimization initiative, in 2024, we incurred special charges relating to the closing of such centers, including certain gains and losses related to early lease termination of previously abandoned real estate leases, which reduced our profits.

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

We are subject, and in the future may become subject from time to time, to legal proceedings, claims and inquiries, such as claims brought by our partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees or other claims or proceedings. For example, on April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website.

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

Our centers may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, hurricanes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which make it difficult or impossible for us to operate our business for some period of time. Although we deliver care in both in-person and digital settings, such disruptions in our operations could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damage to property we lease, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our physician partners’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations, with respect to our integrated care model.

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in the Credit Agreement among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto, dated December 19, 2024 (the “2024 Credit Agreement”), limits our ability to obtain additional debt, and any failure to adhere to these covenants would result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with supported clinicians, vendors and patients, our marketing activities and other aspects of our operations. Of particular importance are:

•
the federal Ethics in Patient Referrals Act, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $30,868 per claim submitted and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the False Claims Act. The statute also provides for a penalty of up to $205,799 for a circumvention scheme;
•
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $124,732 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties and imprisonment. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. We expect the OIG to issue new regulations adding and modifying safe harbors and to issue new fraud alerts covering the latest conduct that OIG finds problematic;
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

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $13,946 to $27,894 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

Several states in which we operate have adopted competition and healthcare planning laws that affect transactions in the healthcare industry, including California, Illinois, Indiana, Massachusetts, Minnesota, Nevada, New York, Oregon, and Washington, and states generally continue to propose such laws. Some states require notification, filings, and/or approvals by state agencies with respect to proposed transactions involving healthcare providers. Such processes can take significant time, require filing fees, result in conditions that require certain operational changes and include regular annual reviews regarding the cost and quality of services, among other topics. For example, California's law requires at least 90-days advance notification to the Office of Health Care Affordability within the state Department of Health Care Services of certain proposed transactions and require extensive documentation in connection with the submission of documents. These laws and the level of enforcement by the respective state agencies are subject to continuous change and interpretation, and compliance with these laws could adversely affect our business.

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

Our ability to perform medical and virtual services in a particular U.S. state is directly dependent upon the applicable laws governing the practice of medicine or other professions, healthcare delivery and fee splitting in such locations, which are subject to changing political, regulatory and other influences. The extent to which a U.S. state considers particular actions or relationships to constitute the practice of medicine or other professions is subject to change and to evolving interpretations by professional boards and state attorneys general, among others, each of which has broad discretion. There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with outpatient mental health practices, which govern the provision of medical and virtual services and the payment of administrative and operations support fees, violate laws prohibiting the corporate practice of medicine or other professions and fee-splitting. And lawsuits alleging violation of such state doctrines are not uncommon—in 2024, a case against a national emergency physician staffing company in California challenging a model of operation similar to our own was voluntarily dismissed without a decision after the company elected to exit the California market, resulting in the state's loss of jurisdiction. The extent to which each state may consider particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state licensing boards and state attorneys general, among others. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis. Our activities and arrangements, if challenged, could be found to be in violation with the law. Additionally, it is possible that the laws and rules governing the practice of medicine or other professions, including the provision of virtual services, and fee splitting in one or more jurisdictions may change in a manner adverse to our business. While the management contracts prohibit us from controlling, influencing or otherwise interfering with the practice of medicine and other professions by the supported clinicians, and provide that clinicians retain exclusive control and responsibility for all aspects of the practice of medicine or other professions and the delivery of clinical services, there can be no assurance that our contractual arrangements and activities with supported practices will be free from scrutiny from U.S. state authorities, and we cannot guarantee that subsequent interpretation of the corporate practice and fee-splitting laws will not circumscribe our business operations. State corporate practice doctrines also often impose penalties on healthcare clinicians themselves for aiding the corporate practice of medicine or other professions, which could discourage clinicians from participating in our network. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business.

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

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending, including as a result of the 2024 elections, is currently unknown, but may harm our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA. While efforts to repeal all or part of the ACA have generally subsided, we cannot be certain that there will not be further legislative efforts or judicial challenges in the future, or how the ACA will be upheld by the Trump administration. In addition to judicial challenges, the Trump administration or U.S. Congress may advance new healthcare policy goals and objectives or reverse existing healthcare policy goals, through statute, regulation and executive order. For example, premium subsidies for the ACA are set to expire in 2025, which without renewal will cause premium increases for the majority of ACA enrollees in 2026 and could result in an increase in the number of uninsured. The control of the House and Senate by a single party beginning in 2025, may enable broad policy changes in the healthcare industry, potentially affecting our business.

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

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees and others, as well as the PHI of our patients. Several laws and regulations require us to keep this information secure. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network and communications systems infrastructure are critical to the success of our business. Our security features and processes or our vetting and oversight of third parties and related hardware and software may not be sufficient for all circumstances. We also exercise limited control over third-party vendors and their computer systems and choice of software, which increases our vulnerability to problems with the technology and information services they provide. Third parties may use our data in ways that violate their contractual commitment or that we did not appreciate or anticipate when contracting.

While we have implemented processes, procedures and controls designed to help mitigate risk and protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers implement will be effective in preventing security incidents, disruptions, cyberattacks, or other similar events. Determined threat actors would likely be able to penetrate our security or the security of our vendors with enough skills, resources, and time, and they may evade detection for extended periods of time. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service, ransomware, business email compromise, and phishing attacks, nation-state attacks, political protests, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, software errors or incompatibility, user errors or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. We are also dependent on a technology supply chain that involves many third parties, some of whom may not be known to us, and each of these companies may also be a source of potential risk to our patients, operations and reputation. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, evolving cybersecurity threats and changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

As cyber threats continue to evolve, we and our third-party vendors may be unable to anticipate all potential threats. We may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive patient data (including PHI), a loss of or damage to our data, or an inability to access data sources, process data or provide our services to our patients. A security incident may even remain undetected for an extended period, and we or our third-party vendors may be unable to anticipate such threats and attacks or implement adequate preventive measures. For example, in February 2024, UnitedHealth Group announced that its Change Healthcare information technology systems were being taken offline for an undefined period, which impacted our operations, including our ability to process insurance claims, collect payments and confirm insurance eligibility of patients, and the ability of third-party pharmacies to fill electronic prescriptions our clinicians write for patients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect patient, provider or investor confidence in us, and reduce the demand for our services from existing and potential patients. In addition, we could face litigation (including class action claims), damages for breach of contract, monetary penalties or regulatory actions for violation of applicable laws or regulations, and incur significant costs to comply with applicable data breach notification laws and to implement remedial measures to prevent future occurrences and mitigate past incidents. Although we maintain insurance coverage that may cover certain liabilities and expenses in connection with security breaches and other security incidents, we cannot be certain that our insurance coverage will be sufficient to compensate for all liability, that insurance will continue to be available to us on commercially reasonable terms (if at all), or that any insurer will not deny coverage as to any future claim, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.

Our use and disclosure of PII, including PHI, is subject to federal and state privacy and security laws and regulations, and our failure to comply with those regulations or to adequately secure such information we hold could result in significant liability or reputational harm and, in turn, substantial harm to our supported practices, supported clinicians, patient base and revenue.

The privacy and security of PII stored, maintained, received or transmitted electronically is a significant issue in the United States. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the Federal Trade Commission and state attorneys general and comprehensive privacy laws in more than 20 states, continue to evolve. Our failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues and in the number of private privacy-related lawsuits filed against companies. Any allegations about us, our supported practices or our supported clinicians with regard to the collection, processing, use, disclosure, or security of PII or other privacy-related matters, even if unfounded, could damage our reputation and harm our business.

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

Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring notification of data breaches) and HIPAA.

HIPAA establishes a set of baseline national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us. Certain of our entities and supported practices are covered entities, while our management service entities are business associates.

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

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations include civil monetary penalties of up to $71,162 per violation, not to exceed $2,134,831 for violations of the same standard in a single calendar year (as of 2024, and subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm, with a maximum fine of $250,000 and maximum imprisonment of ten years. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action allowing individuals to bring lawsuits in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

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

Additionally, online tracking technologies generally used to collect and analyze information about user behavior and enhance the user experience may qualify as HIPAA violations and result in sanction. In December 2022, OCR issued a bulletin titled, “Use of Online Tracking Technologies by HIPAA Covered Entities and Business Associates,” which sets forth broad-reaching guidance for HIPAA covered entities and their business associates that utilize online tracking technologies on their webpages and applications. In the guidance, OCR takes the position that when individuals use regulated entities’ websites, the individual information gleaned from that use (including, in certain circumstances, IP address, geographic location, or other unique identifying code) may include PHI, and such information cannot be disclosed to a tracking vendor in a manner that would constitute an impermissible disclosure under HIPAA (e.g., disclosure without a valid HIPAA authorization or business associate agreement (“BAA”)). In March 2024, the OCR updated its 2023 guidance on the use of online tracking technologies on webpages and applications by HIPAA covered entities and business associates to address the disclosure of individually identifiable health information through unauthenticated, public-facing webpages. The guidance was subject to court challenge, and its interpretation and enforcement remain subject to ongoing developments. There have been several class action lawsuits, including against LifeStance, asserting that HIPAA covered entities and business associates improperly used or disclosed PHI through online tracking technologies. See “—Risks Related to Our Business and

Our Industry—Litigation, including in connection with commercial disputes or employment claims, against us could be costly and time-consuming to defend.”

HHS OCR additionally published a final rule in April 2024 modifying existing standards permitting uses and disclosures of PHI when the PHI pertains to reproductive healthcare, which is defined broadly and may capture mental health treatment provided to women surrounding subjects such as pregnancy, miscarriage, abortion, and fertility. The final rule became effective June 25, 2024, with compliance required by December 23, 2024, and generally prohibits the use or disclosure of PHI by a covered entity when said use or disclosure is to be used to conduct a criminal, civil, or administrative investigation into or impose a related liability on any person for the act of seeking, obtaining, providing, or facilitating reproductive healthcare, when such healthcare is lawful under the circumstances in which it is provided. Covered entities are similarly prohibited from disclosing PHI to identify any person for the purpose of conducting such investigation or imposing such liability. To implement this prohibition, covered entities that receive a request for PHI potentially related to reproductive healthcare are required to obtain a signed attestation that the use or disclosure of said PHI is not for a prohibited purpose, when said request is for health oversight activities, judicial and administrative proceedings, law enforcement purposes, or disclosures to coroners and medical examiners. Compliance with this new rule will require careful monitoring of the evolving landscape of state laws surrounding reproductive healthcare so that we may remain compliant with both state and federal laws.

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

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, California implemented the California Confidentiality of Medical Information Act, which imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the "CCPA") gives California residents certain privacy rights in the collection and use of their personal information, and take certain other acts in furtherance of those rights. Failure to comply with the CCPA may result in, among other things, civil penalties of up to $7,500 per violation, as well as a private right of action for certain data breaches. Additionally, California created a data protection agency authorized to implement and enforce the CCPA, which could result in increased enforcement. While the CCPA contains an exemption for PHI subject to HIPAA, we may process other personal information that is subject to the CCPA. In addition, almost 20 other states have now passed comprehensive privacy laws that have taken effect or will come into effect at various times over the next few years.

These comprehensive state privacy laws also provide exemptions for PHI subject to HIPAA or exempt covered entities and business associates entirely. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject. We will need to continue to evaluate our privacy program as the implementation of the law evolves and may need to make further modifications to our programs, which, if we fail to do so as required, may expose us to liability.

There are many other federal and state-based data privacy and security laws and regulations that may impact our business. For example, federal, state and local privacy and consumer protection laws also govern specific technologies that we employ or how we market to, and otherwise communicate with, individuals. For example, the Controlling the Assault of Non-Solicited Pornography and

Marketing Act and the Telephone Consumer Protection Act (“TCPA”) impose specific requirements on communications with consumers. The TCPA and analogous state laws, for instance, impose various consumer consent requirements and other restrictions on communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. The TCPA provides for substantial penalties and statutory damages and has generated significant class action activity. The costs of litigating and/or settling a TCPA or similar legal claim could be significant.

The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased customer demands for enhanced data security, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

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

The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third-party litigation and regulatory investigations, enforcement, fines and penalties. The scope and enforcement of each of these laws is uncertain and subject to rapid change, particularly, in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Any such investigations, prosecutions, convictions or settlements could result in significant financial penalties, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business.

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

Recent growth in our telehealth services has been facilitated by significant reduction of regulatory and reimbursement barriers for telehealth services in response to the COVID-19 pandemic, including expansion of reimbursement for telehealth services, and easing of state licensure policies for clinicians, enabling more clinicians to serve patients in more states. During the public health emergency, the Drug Enforcement Agency permitted providers to prescribe certain controlled substances through telehealth without requiring those providers to have conducted an in-person medical evaluation. This flexibility has been extended through December 31, 2025. However, to the extent these regulations revert to their pre-COVID state, our ability to provide certain telehealth services may be impaired, which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of December 31, 2024, we had $290.0 million in principal amount outstanding under our 2024 Credit Agreement. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

The terms of the 2024 Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The 2024 Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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

The restrictive covenants in the 2024 Credit Agreement require us to satisfy certain financial condition tests. Our ability to satisfy those tests can be affected by events beyond our control. In addition, the 2024 Credit Agreement contains a financial maintenance covenant requiring compliance with a maximum leverage ratio as of the last day of each fiscal quarter.

A breach of the covenants or restrictions under the 2024 Credit Agreement could result in an event of default. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt we may incur to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

As of December 31, 2024, investment entities affiliated with TPG Inc. ("TPG"), affiliates of Silversmith Capital Partners ("Silversmith"), and affiliates of Summit Partners ("Summit" and together with TPG and Silversmith, our "Principal Stockholders"), collectively, beneficially owned approximately 57.6% of our common stock. The Principal Stockholders together will control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of the Board of Directors and other corporate decisions. Even when the Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of company data and systems along with other material risks to company operations, at least annually or whenever there are material changes to the Company’s systems or operations. Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material breaches. As part of our risk management process, the Company engages outside providers to conduct periodic penetration testing and other cybersecurity audits. The Company stores company data in cloud environments with security appropriate to data involved and has adopted controls around, among other things, vendor risk assessment, information classification, access and acceptable use and backup and recovery.

The Company's Senior Vice President of IT Security ("SVP of IT Security") has over 35 years of experience in the informational technology field, with 19 years of healthcare IT experience with an emphasis in IT security and computer forensics. The SVP of IT Security has operational responsibility for ensuring the adequacy and effectiveness of the company’s risk management, control and governance processes, who periodically reports to the Operational Risk Committee ("ORC"), responsible for applying the policy decisions and, in coordination with the Chief Digital Officer and Chief Executive Officer, reports to the Board of Directors at least annually or more regularly at the discretion of the ORC.

The Audit Committee of the Board of Directors is briefed on cybersecurity risks at least once each calendar year and also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds. The SVP of IT Security reports quarterly to the Audit Committee and such report addresses overall assessment of the Company’s compliance with this and other cybersecurity policies, including topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, recommendations for changes and/or updates to policies and procedures.

Item 2. Properties

Our corporate headquarters is located in Scottsdale, Arizona pursuant to the terms of an approximately six-year lease that was entered into August 2023 for approximately 6,000 square feet of space. In addition, our subsidiaries and supported practices lease space for clinic services at each of our 569 centers. We believe that our current facilities are adequate to meet our current needs.

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

Holders of Record

As of February 19, 2025, there were approximately 29 stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph and related information shows a comparison of the cumulative total return for our common stock, Russell 2000 Composite Index ("Russell 2000") and Russell 2500 Health Care Index ("Russell 2500 Health Care") between June 10, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2024. All values assume an initial investment of $100 and reinvestment of any dividends. However, no dividends have been declared on our common stock to date. The stock price performance on the following graph represents past performance and is not necessarily indicative of possible future stock price performance.

	6/10/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
LifeStance Health Group, Inc.	$100.00	$43.47	$22.56	$35.75	$33.65
Russell 2000	$100.00	$97.73	$77.75	$90.92	$101.41
Russell 2500 Health Care	$100.00	$90.88	$64.95	$67.72	$69.79

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

Unless stated otherwise or the context otherwise requires, the terms "we", "us", "our business", "LifeStance" and "our Company" and similar references refer to LifeStance Health Group, Inc. and its consolidated subsidiaries and supported practices. References to "our employees" and "our clinicians" refer collectively to employees and clinicians, respectively, of our subsidiaries and supported practices. References to "our patients" refer to the patients treated by such clinicians.

Our Business

We are reimagining mental health through a tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall healthcare costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 7,424 licensed mental health clinicians across 33 states as of December 31, 2024. In 2024, our clinicians treated over 940,000 unique patients through approximately 7.9 million visits. Our patient-focused platform combines a personalized, digitally powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Our Clinicians

As of December 31, 2024, we employed 7,424 psychiatrists, APNs, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinician's schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits. Clinician productivity impacts our ability to generate revenue and also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 7,424 clinicians employed through our subsidiaries and supported practices, as of December 31, 2024. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2024, our clinicians treated more than 940,000 unique patients through approximately 7.9 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that focuses on improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Our Payors

Our payor relationships, including national contracts with multiple payors, allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, and stronger member and client value proposition through the offering of in-network mental health services. A majority of our revenue is derived from patients with commercial in-network insurance coverage – for the year ended December 31, 2024, our payor mix by revenue was 91% commercial in-network payors, 5% government payors, 3% self-pay and 1% non-patient services revenue. The strength of our payor relationships and our value proposition has historically allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to evaluate new payor relationships and national contracts where we believe the payor's policies and approach to mental healthcare align with our mission, while also seeking to drive regional rate improvement, including terminating certain of our lower-volume payor contracts to support continued investment in our differentiated model for delivering mental healthcare. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

Real Estate Optimization

In connection with our expansion through de novo builds and acquisitions, in 2023, we announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to our business model driven by a shift to more virtual visits. As a result, we completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases during 2023. We plan to continue to optimize our real estate footprint on a go-forward basis as part of our recurring operations.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Total revenue	$1,250,970	$1,055,665	$859,542
Revenue growth	19%	23%	29%
Loss from operations	(31,613)	(189,134)	(210,174)
Center Margin	402,399	302,096	237,017
Net loss	(57,443)	(186,262)	(215,564)
Adjusted EBITDA	119,742	59,042	52,670

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Loss from operations	$(31,613)	$(189,134)	$(210,174)
Adjusted for:
Depreciation and amortization	70,950	80,437	69,198
General and administrative expenses (1)	363,062	410,793	377,993
Center Margin	$402,399	$302,096	$237,017

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

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Net loss	$(57,443)	$(186,262)	$(215,564)
Adjusted for:
Interest expense, net	26,535	21,220	19,928
Depreciation and amortization	70,950	80,437	69,198
Income tax benefit	(170)	(20,321)	(17,166)
(Gain) loss on remeasurement of contingent consideration	(1,725)	(3,972)	1,688
Stock-based compensation expense	76,172	99,388	187,430
Loss on disposal of assets	363	112	218
Transaction costs (1)	827	89	722
Executive transition costs	644	636	1,274
Litigation costs (2)	1,591	51,034	851
Strategic initiatives (3)	1,292	3,925	—
Real estate optimization and restructuring charges (4)	(309)	10,970	—
Amortization of cloud-based software implementation costs (5)	843	—	—
Other expenses (6)	172	1,786	4,091
Adjusted EBITDA	$119,742	$59,042	$52,670

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions and to our underwritten public offering completed in the second quarter of 2024.
(2)
Litigation costs include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During the years ended December 31, 2024, 2023 and 2022, litigation costs included cash expenses related to three distinct litigation matters, including (x) a securities class action litigation, (y) a privacy class action litigation and (z) a compensation model class action litigation. For a discussion of certain legal proceedings in which we are involved, please read Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K.

(3)
Strategic initiatives consist of expenses directly related to a multi-phase system upgrade in connection with our recent and significant expansion. During the years ended December 31, 2024 and 2023, we continued a process of evaluating and adopting critical enterprise-wide systems for (i) human resources management, (ii) clinician credentialing and onboarding process, and for the year ended December 31, 2023, (iii) a scalable electronic health resources system. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to these enterprise-wide systems. We considered the frequency and scale of this multi-part enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(4)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which include certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint for the year ended December 31, 2023. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures was greater than what would be expected as part of ordinary business operations and did not constitute normal recurring operating activities. During the year ended December 31, 2024, real estate optimization and restructuring charges consisted of certain gains and losses related to early lease terminations of previously abandoned real estate leases in 2023. For a discussion of our real estate optimization initiative, please read Note 5, Leases, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K.
(5)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses included in our consolidated statements of operations and comprehensive loss.
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

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Acquired center integration (1)	$95	$702	$2,325
Former owner fees (2)	—	187	376
Other (3)	77	897	1,390
Total	$172	$1,786	$4,091

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

Components of Revenue and Expenses

Total Revenue

Total revenue consists primarily of consideration we expect to be entitled to in exchange for all patient activities. We bill each patient or third-party payor on a fee-for-service basis as services are rendered. Revenue is recognized as performance obligations are satisfied. Performance obligations are determined based on the nature of the services provided, and generally each individual counseling session is a performance obligation.

We have relationships with third-party payors. We determine the transaction price under these contracts based on standard charges for services provided net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions provided to patients. The differences between the price at which we expect to receive from patients and the standard billing rates are accounted for as contractual adjustments, discounts or implicit price concessions, which are deducted from gross revenue to arrive at net revenues. Contractual adjustments, discounts and implicit price concessions are based on contractual agreements, discount policies and historical experience. We use historical patient visit rates, our historical mix of services performed and current reimbursement rates to help us analyze and explain historical patient service revenue. To achieve efficiencies and provide consistent access to care for patients across the country, we may negotiate regional or national contracts with certain payors in lieu of location specific agreements. Some of our third-party payor contracts are inherited through acquisitions of practices with existing contracts where we did not have an existing relationship with that payor in the market. During the years ended December 31, 2024, 2023 and 2022, two payors individually exceeded 10% of our revenue. Our payor relationships generally operate across multiple independent regional contracts. We have patients covered by third-party payors, which include commercial health insurers and governmental payors under programs such as Medicare, and uninsured patients. Governmental payors and uninsured patients account for a small portion of our total revenue.

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

Other Expense

Other expense consists primarily of gains and losses on remeasurement of a contingent consideration liability where the performance condition was not met or likelihood of payment increases, transaction costs related to legal, consulting and other expenses, interest expense on our credit facilities and amortization of discount and debt issue costs.

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

Future acquisitions or divestitures may impact jurisdictions in which the Company operates which may impact the jurisdictions in which the Company is subject to income tax.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth a summary of our financial results for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
TOTAL REVENUE	$1,250,970	$1,055,665	$859,542
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	848,571	753,569	622,525
General and administrative expenses	363,062	410,793	377,993
Depreciation and amortization	70,950	80,437	69,198
Total operating expenses	$1,282,583	$1,244,799	$1,069,716
LOSS FROM OPERATIONS	$(31,613)	$(189,134)	$(210,174)
OTHER EXPENSE
Gain (loss) on remeasurement of contingent consideration	1,725	3,972	(1,688)
Transaction costs	(827)	(89)	(722)
Interest expense, net	(26,535)	(21,220)	(19,928)
Other expense	(363)	(112)	(218)
Total other expense	$(26,000)	$(17,449)	$(22,556)
LOSS BEFORE INCOME TAXES	(57,613)	(206,583)	(232,730)
INCOME TAX BENEFIT	170	20,321	17,166
NET LOSS	$(57,443)	$(186,262)	$(215,564)

Total Revenue

Total revenue increased $195.3 million, or 19%, to $1,251.0 million for the year ended December 31, 2024 from $1,055.7 million for the year ended December 31, 2023. This was primarily due to an increase of $194.1 million of patient service revenue and $1.2 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 779 in total clinicians from organic hiring, resulting in an increase in patient visits of 1.0 million, or 15%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and de novo strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $95.0 million, or 13%, to $848.6 million for the year ended December 31, 2024 from $753.6 million for the year ended December 31, 2023. This was primarily due to a $91.8 million increase in center-based compensation due to the increase in patient visits of 1.0 million from the increase in the total number of clinicians from organic hiring. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $3.2 million.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting and de novo strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses decreased $47.7 million, or 12%, to $363.1 million for the year ended December 31, 2024 from $410.8 million for the year ended December 31, 2023. This was primarily due to a decrease of $36.0 million in other operating expenses primarily as a result of professional fees and legal expenses related to the settlement of our shareholder class action lawsuit during the year ended December 31, 2023 with no similar expense during the year ended December 31, 2024. In addition, there was a decrease of $23.2 million in stock-based compensation expense primarily relating to RSAs and RSUs granted at the time of IPO without a similar expense in 2024, which was offset by an increase in salaries, wages and employee benefits of $22.4 million. Further, there was a decrease in third-party consulting costs and one-time costs associated with our strategic initiatives of $2.6 million related to the multi-phase system upgrade in connection with our recent and significant expansion and a decrease of $8.3 million in occupancy costs primarily related to our real estate optimization and restructuring charges during the year ended December 31, 2023 with no similar expense during the year ended December 31, 2024.

We expect our general and administrative expenses to increase in the foreseeable future due to our planned investments to support company growth.

Depreciation and amortization

Depreciation and amortization expense decreased $9.4 million to $71.0 million for the year ended December 31, 2024 from $80.4 million for the year ended December 31, 2023. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest expense

Interest expense increased $5.3 million to $26.5 million for the year ended December 31, 2024 from $21.2 million for the year ended December 31, 2023. This increase was primarily due to an extinguishment of debt charge of $5.0 million related to the termination of the 2022 Credit Agreement (as defined below).

Income Tax Benefit

Income tax benefit decreased $20.1 million to $0.2 million for the year ended December 31, 2024 from $20.3 million for the year ended December 31, 2023 primarily due to being in a taxable income position and non-deductible equity awards for the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2023 and 2022

See discussion of the comparison of the years ended December 31, 2023 and 2022 in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024, Part II - Item 7. “—Management's Discussion and Analysis of Financial Condition—Results of Operations”.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on December 19, 2024, by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2024 Credit Agreement"). We had cash and cash equivalents of $154.6 million and $78.8 million as of December 31, 2024 and 2023, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our December 31, 2024 financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2024 and 2023, there was an aggregate principal amount of $290.0 million outstanding under the 2024 Credit Agreement and $289.5 million outstanding under the 2022 Credit Agreement, respectively. As of December 31, 2024, our non-cancellable future minimum operating lease payments totaled $231.8 million.

Debt

2022 Credit Agreement

We were previously party to a Credit Agreement, dated May 4, 2022, among the Company, Lynnwood Intermediate Holdings, Inc. and Capital One, National Association (as amended, the "2022 Credit Agreement"). The 2022 Credit Agreement established commitments in respect of a senior secured term loan facility of $200.0 million, a senior secured revolving loan facility of up to $50.0 million and a senior secured delayed draw term loan facility of up to $100.0 million. On December 19, 2024, in connection with the closing of the 2024 Credit Agreement, the outstanding debt on the 2022 Credit Agreement was repaid in full.

Borrowings under the 2022 Credit Agreement were subject to variable interest at a rate per annum equal to (x) adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus an applicable margin of 4.50% or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR (which adjusted term SOFR is subject to a minimum of 0.75%) plus 1.00%) plus an applicable margin of 3.50%.

The 2022 Credit Agreement also contained a maximum first lien net leverage ratio financial maintenance covenant that required the First Lien Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 8.50:1.00. First Lien Net Leverage Ratio means the ratio of (a) Consolidated First Lien Secured Debt outstanding as of the last day of the test period, minus the Unrestricted Cash Amount on such last day, to (b) Consolidated EBITDA for such test period, in each case on a pro forma basis. We were in compliance with the financial covenants since the inception of the 2022 Credit Agreement through payoff.

2024 Credit Agreement

On December 19, 2024, we and our subsidiary, Lynnwood Intermediate Holdings, Inc., entered into the 2024 Credit Agreement. The 2024 Credit Agreement establishes commitments in respect of a senior secured term loan facility (the “Term Loan Facility”) and a senior secured revolving loan facility of up to $100.0 million (the “Revolving Facility”).

The loans under the Term Loan Facility and the Revolving Facility bear interest at a rate per annum equal to (x) term Secured Overnight Financing Rate (“SOFR”) (which term SOFR is subject to a minimum of 0.00%) plus an applicable margin of 3.00% subject to stepdowns based on leverage-based metrics or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month adjusted term SOFR (which term SOFR is subject to a minimum of 0.00%) plus 1.00%) plus an applicable margin of 2.00% subject to stepdowns based on leverage-based metrics.

The 2024 Credit Agreement also contains a maximum Total Net Leverage Ratio financial maintenance covenant that requires the Total Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 4.50:1.00. Additionally, the 2024 Credit Agreement also contains a maximum Interest Coverage Ratio financial maintenance covenant that requires the Interest Coverage Ratio as of the last day of each fiscal quarter to not be less than 3.00:1.00. As of December 31, 2024, we were in compliance with all financial covenants under the 2024 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Net cash provided by (used in) operating activities	$107,260	$(16,884)	$52,789
Net cash used in investing activities	(21,566)	(60,340)	(139,461)
Net cash (used in) provided by financing activities	(9,947)	47,427	47,264
Net increase (decrease) in cash and cash equivalents	$75,747	$(29,797)	$(39,408)
Cash and cash equivalents, beginning of period	78,824	108,621	148,029
Cash and cash equivalents, end of period	$154,571	$78,824	$108,621

Cash Flows Provided By (Used In) Operating Activities

During the year ended December 31, 2024, operating activities provided $107.3 million of cash, primarily impacted by our $57.4 million net loss, net cash used by changes in operating assets and liabilities of $27.4 million and offset by non-cash charges of $192.1 million. During the year ended December 31, 2023, operating activities used $16.9 million of cash, primarily impacted by our $186.3 million net loss and $203.1 million in non-cash charges. This was partially offset by net cash used by changes in our operating assets and liabilities of $33.7 million primarily driven by the payments for the shareholder class action settlement and substantially all of the related legal costs during the second half of the year.

Cash Flows Used In Investing Activities

During the year ended December 31, 2024, investing activities used $21.6 million of cash resulting from our purchases of property and equipment. During the year ended December 31, 2023, investing activities used $60.3 million of cash, primarily resulting from our business acquisitions totaling $19.8 million and purchases of property and equipment of $40.5 million.

Cash Flows (Used In) Provided By Financing Activities

During the year ended December 31, 2024, financing activities used $9.9 million of cash, resulting primarily from borrowings of $287.8 million under the 2024 Credit Agreement, partially offset by payments of loan obligations of $289.5 million, payments of debt issue costs of $1.8 million and payments of contingent consideration of $6.4 million. During the year ended December 31, 2023, financing activities provided $47.4 million of cash, resulting primarily from borrowings of $57.8 million under the 2022 Credit

Agreement, partially offset by payments of long-term debt of $2.5 million, payments of debt issue costs of $0.2 million and payments of contingent consideration of $7.7 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Annual Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the years ended December 31, 2024, 2023 and 2022. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. Our critical accounting estimates are described below.

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

In patient revenue, the patient is our customer, and a signed patient treatment consent generally represents a written contract between us and the patient. Performance obligations are determined based on the nature of the services we provide. Generally, our performance obligations are satisfied over time and relate to counseling sessions that are discrete in nature and commence and terminate at the discretion of the patient and thus each individual counseling session is a performance obligation. Revenue for performance obligations satisfied over time is recognized when the services are rendered based on the amount to which we expect to be entitled for the services provided to the patient. We believe this method provides a faithful depiction of the transfer of services.

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

Stock-Based Compensation

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

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. Management's annual goodwill impairment analyses in 2024 and 2023 indicated that goodwill was not impaired.

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

As of December 31, 2024, we had an aggregate principal amount of $290.0 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment and due to the material weaknesses described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

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

Our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of December 31, 2024, our remediation measures are ongoing and include the following:

•
performing additional training to ensure a clear understanding of risk assessment, controls and monitoring activities related to financial processes and IT general controls related to financial reporting;
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

Actions Taken During 2024

The following remediation efforts were completed during the year ended December 31, 2024:

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
•
We have designed and implemented new controls for related party transactions and enhanced controls to achieve complete, accurate and timely identification of related party transactions, reporting and disclosures;
•
We have designed and implemented new controls for lease accounting and enhanced controls to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
We have enhanced controls related to the impairment and amortization of intangible assets and goodwill to achieve complete, accurate and timely financial accounting, reporting and disclosures; and
•
We have enhanced financial statement close and reporting controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures including controls over account reconciliations and review of journal entries.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in "Actions Taken During 2024" above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During our fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2024 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(b)
The exhibits listed in the following “Exhibits Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of LifeStance Health Group, Inc.	8-K	001-40478	3.1	6/15/2021
3.2	Second Amended and Restated Bylaws of LifeStance Health Group, Inc.	8-K	001-40478	3.1	3/9/2023
4.1	Form of Common Stock Certificate	S-1/A	333-256202	4.1	6/1/2021
4.2	Description of Securities	10-K	001-40478	4.2	3/17/2022
10.1	Registration Rights Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.1	6/15/2021
10.2	Stockholders Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.2	6/15/2021
10.3+	Employment Agreement, dated September 7, 2022, between LifeStance Health Group, Inc. and Kenneth Burdick	10-Q	001-40478	10.8	11/9/2022
10.4+	Amended and Restated Employment Agreement, dated May 14, 2020, between LifeStance Health, Inc. and Danish Qureshi	S-1	333-256202	10.9	5/17/2021
10.5+	Letter Agreement, dated September 7, 2022, between LifeStance Health Group, Inc. and Danish Qureshi	10-Q	001-40478	10.9	11/9/2022
10.6+	Employment Agreement, dated as of November 2, 2022, between LifeStance Health Group, Inc. and David Bourdon	10-K	001-40478	10.30	3/9/2023
10.7+	LifeStance Health Group, Inc. 2021 Equity Incentive Plan	8-K	001-40478	10.4	6/15/2021
10.8+	LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan	8-K	001-40478	10.5	6/15/2021
10.9+	LifeStance Health Group, Inc. 2021 Cash Incentive Plan	8-K	001-40478	10.6	6/15/2021
10.10	Form of Indemnification Agreement between LifeStance Health Group, Inc. and each of its directors and executive officers	S-1	333-256202	10.17	5/17/2021
10.11	Form of Management Services Agreement with Supported Practices	S-1	333-256202	10.19	5/17/2021
10.12+	Form of RSU Agreement under the 2021 Plan	S-1/A	333-256202	10.12	6/1/2022
10.13+	Form of Notice of Amended Award Terms for Class B Unit Award Agreement	S-1/A	333-256202	10.13	6/1/2022
10.14+	Form of Non-Qualified Stock Option Agreement	10-Q	001-40478	10.10	11/9/2022
10.15+	Form of RSU Agreement (Time) (Sell to Cover) under the 2021 Plan	10-K	001-40478	10.28	3/9/2023
10.16+	Form of RSU Agreement (Time and Performance) (Sell to Cover) under the 2021 Plan	10-K	001-40478	10.29	3/9/2023
10.17+	Severance and Change in Control Policy	10-Q	001-40478	10.6	8/10/2022
10.18+	Separation and Release of Claims Agreement, dated as of June 30, 2024, between LifeStance Health Group, Inc. and Danish Qureshi	10-Q	001-40478	10.2	8/8/2024
10.19	Credit Agreement, dated as of December 19, 2024, among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association					X
19.1	LifeStance Health Group, Inc. Insider Trading Policy					X
21.1	List of subsidiaries of LifeStance Health Group, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	LifeStance Health Group, Inc. Policy for Recoupment of Incentive Compensation	10-K	001-40478	97.1	2/28/2024

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	The Cover page from the Annual Report on Form 10-K of LifeStance Health Group, Inc. for the year ended December 31, 2024 formatted in Inline XBRL

+ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeStance Health Group, Inc.

Date: February 27, 2025	By:	/s/ Kenneth Burdick
Kenneth Burdick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth Burdick	Chief Executive Officer and Chairman	February 27, 2025
Kenneth Burdick	(Principal Executive Officer)

/s/ David Bourdon	Chief Financial Officer and Treasurer	February 27, 2025
David Bourdon	(Principal Financial and Accounting Officer)

/s/ Robert Bessler	Director	February 27, 2025
Robert Bessler

/s/ Darren Black	Director	February 27, 2025
Darren Black

/s/ Jeffrey Crisan	Director	February 27, 2025
Jeffrey Crisan

/s/ Teresa DeLuca	Director	February 27, 2025
Teresa DeLuca

/s/ William Miller	Director	February 27, 2025
William Miller

/s/ Jeffrey Rhodes	Director	February 27, 2025
Jeffrey Rhodes

/s/ Eric Shuey	Director	February 27, 2025
Eric Shuey

/s/ Seema Verma	Director	February 27, 2025
Seema Verma

/s/ Katherine Wood	Director	February 27, 2025
Katherine Wood

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LifeStance Health Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LifeStance Health Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not (i) designing and maintaining an effective control environment commensurate with the Company's financial reporting requirements due to an insufficient complement of resources in the accounting/finance and IT functions, with an appropriate level of knowledge, experience and training, (ii) maintaining formal accounting policies and procedures, and not designing and maintaining effective controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries, and (iii) designing and maintaining effective controls over IT general controls for information systems that are relevant to the preparation of the consolidated financial statements related to (a) program change management controls, (b) user access controls, (c) computer operations controls, and (d) testing and approval controls for program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Patient Accounts Receivable, Net

As described in Note 2 to the consolidated financial statements, total revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. The Company reports revenue net of price concessions provided to patients. The differences between the price at which the Company expects to receive from patients and the standard billing rates are accounted for as contractual adjustments, discounts or implicit price concessions, which are deducted from gross revenue to arrive at net revenue. Patient accounts receivable are carried at the original charge for the services provided adjusted for explicit and implicit price concessions. Management regularly reviews data about the major payor sources of revenue and determines its estimates based on contractual agreements, its discount policies, and its historical experience. Patient accounts receivable, net were $131.8 million as of December 31, 2024.

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

February 27, 2025

We have served as the Company's auditor since 2020.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$154,571	$78,824
Patient accounts receivable, net	131,802	125,405
Prepaid expenses and other current assets	26,137	21,502
Total current assets	312,510	225,731
NONCURRENT ASSETS
Property and equipment, net	166,041	188,222
Right-of-use assets	147,878	170,703
Intangible assets, net	190,799	221,072
Goodwill	1,293,346	1,293,346
Other noncurrent assets	7,724	10,895
Total noncurrent assets	1,805,788	1,884,238
Total assets	$2,118,298	$2,109,969
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,242	$7,051
Accrued payroll expenses	117,461	102,478
Other accrued expenses	46,942	35,012
Contingent consideration	—	8,169
Operating lease liabilities, current	49,449	46,475
Other current liabilities	7,792	3,688
Total current liabilities	228,886	202,873
NONCURRENT LIABILITIES
Long-term debt, net	279,790	280,285
Operating lease liabilities, noncurrent	148,699	181,357
Deferred tax liability, net	14,329	15,572
Other noncurrent liabilities	309	952
Total noncurrent liabilities	443,127	478,166
Total liabilities	$672,013	$681,039
COMMITMENTS AND CONTINGENCIES (see Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of December 31, 2024 and December 31, 2023; 382,735 and 378,725 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3,827	3,789
Additional paid-in capital	2,259,818	2,183,684
Accumulated other comprehensive income	929	2,303
Accumulated deficit	(818,289)	(760,846)
Total stockholders' equity	1,446,285	1,428,930
Total liabilities and stockholders’ equity	$2,118,298	$2,109,969

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive loss

(In thousands, except for Net Loss per Share)

	Year Ended December 31,
	2024	2023	2022
TOTAL REVENUE	$1,250,970	$1,055,665	$859,542
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	848,571	753,569	622,525
General and administrative expenses	363,062	410,793	377,993
Depreciation and amortization	70,950	80,437	69,198
Total operating expenses	$1,282,583	$1,244,799	$1,069,716
LOSS FROM OPERATIONS	$(31,613)	$(189,134)	$(210,174)
OTHER EXPENSE
Gain (loss) on remeasurement of contingent consideration	1,725	3,972	(1,688)
Transaction costs	(827)	(89)	(722)
Interest expense, net	(26,535)	(21,220)	(19,928)
Other expense	(363)	(112)	(218)
Total other expense	$(26,000)	$(17,449)	$(22,556)
LOSS BEFORE INCOME TAXES	(57,613)	(206,583)	(232,730)
INCOME TAX BENEFIT	170	20,321	17,166
NET LOSS	$(57,443)	$(186,262)	$(215,564)
NET LOSS PER SHARE, BASIC AND DILUTED	(0.15)	(0.51)	(0.61)
Weighted-average shares used to compute basic and diluted net loss per share	379,147	367,457	355,278

NET LOSS	$(57,443)	$(186,262)	$(215,564)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on cash flow hedge, net of tax	(1,374)	(971)	3,274
COMPREHENSIVE LOSS	$(58,817)	$(187,233)	$(212,290)

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	374,255	$3,743	$1,898,357	$—	$(357,072)	$1,545,028
Net loss	—	—	—	—	(215,564)	(215,564)
Issuance of common stock upon vesting of restricted stock units	2,204	22	(485)	—	—	(463)
Forfeitures	(363)	(3)	(1,357)	—	—	(1,360)
Surrender of common stock	(132)	(1)	(981)	—	—	(982)
Other comprehensive income	—	—	—	3,274	—	3,274
Stock-based compensation expense	—	—	188,790	—	—	188,790
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(186,262)	(186,262)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	4,831	48	(48)	—	—	—
Forfeitures	(2,070)	(20)	(3,379)	—	—	(3,399)
Other comprehensive loss	—	—	—	(971)	—	(971)
Stock-based compensation expense	—	—	102,787	—	—	102,787
Balances at December 31, 2023	378,725	$3,789	$2,183,684	$2,303	$(760,846)	$1,428,930
Net loss	—	—	—	—	(57,443)	(57,443)
Issuance of common stock upon vesting of restricted stock units	7,221	71	(71)	—	—	—
Forfeitures	(3,211)	(33)	33	—	—	—
Other comprehensive loss	—	—	—	(1,374)	—	(1,374)
Stock-based compensation expense	—	—	76,172	—	—	76,172
Balances at December 31, 2024	382,735	$3,827	$2,259,818	$929	$(818,289)	$1,446,285

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,443)	$(186,262)	$(215,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,950	80,437	69,198
Non-cash operating lease costs	39,502	39,987	38,161
Stock-based compensation	76,172	99,388	187,430
Deferred income taxes	(958)	(21,920)	(16,733)
Loss on debt extinguishment	5,032	—	3,380
Amortization of discount and debt issue costs	1,666	2,101	1,949
(Gain) loss on remeasurement of contingent consideration	(1,725)	(3,972)	1,688
Other, net	1,431	7,080	218
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(6,397)	(24,175)	(21,663)
Prepaid expenses and other current assets	(3,332)	(3,070)	(3,431)
Accounts payable	501	(5,605)	7,667
Accrued payroll expenses	14,984	26,484	12,100
Operating lease liabilities	(46,748)	(37,564)	(13,169)
Other accrued expenses	13,625	10,207	1,558
Net cash provided by (used in) operating activities	$107,260	$(16,884)	$52,789
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(21,566)	(40,520)	(79,255)
Acquisitions of businesses, net of cash acquired	—	(19,820)	(60,206)
Net cash used in investing activities	$(21,566)	$(60,340)	$(139,461)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	287,809	57,753	257,324
Payments of debt issue costs	(1,818)	(188)	(7,266)
Payments of long-term debt	(289,494)	(2,470)	(187,766)
Prepayment for debt paydown	—	—	(1,609)
Payments of contingent consideration	(6,444)	(7,668)	(12,515)
Taxes related to net share settlement of equity awards	—	—	(904)
Net cash (used in) provided by financing activities	$(9,947)	$47,427	$47,264
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75,747	(29,797)	(39,408)
Cash and Cash Equivalents - Beginning of period	78,824	108,621	148,029
CASH AND CASH EQUIVALENTS – END OF PERIOD	$154,571	$78,824	$108,621
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$24,992	$21,044	$14,365
Cash paid for taxes, net of refunds	$57	$80	$2,237
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment financed through finance leases	$—	$—	$363
Contingent consideration incurred in acquisitions of businesses	$—	$1,985	$11,221
Acquisition of property and equipment included in liabilities	$1,469	$3,827	$7,891
Surrender of common stock	$—	$—	$982

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 NATURE OF THE BUSINESS

Description of Business

LifeStance Health Group was formed as a Delaware corporation on January 28, 2021 for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of LifeStance TopCo, L.P. (“LifeStance TopCo”) and subsidiaries. Prior to the IPO, LifeStance Health Group had no operations. LifeStance Health Group is the sole equity holder of LifeStance TopCo and operates and controls all of the business and affairs. As a result, LifeStance Health Group consolidates the financial results of LifeStance TopCo, its wholly-owned subsidiaries and variable interest entities. LifeStance Health Group and LifeStance TopCo are collectively referred to herein as the “Company” or "LifeStance".

LifeStance Health Group, Inc. ("LifeStance Health Group") operates as a provider of outpatient mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy.

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

Changes in estimates are made when circumstances warrant. Significant estimates and assumptions by management may affect total revenue impacted by variable consideration and discounts, price concessions, allowance for credit losses, the carrying value of long-lived assets (including goodwill and intangible assets), acquisition accounting, the calculation of a contingent liability in connection with an acquisition, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, payor settlements, contingencies, litigation and related legal accruals and the value attributed to employee stock-based awards.

Segment Information

The Company has a single operating and reportable segment – mental health services. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews consolidated financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. As the Company operates as one operating segment, all required segment financial information is found in the accompanying consolidated financial statements. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenues from providing counseling sessions to patients were earned in the United States. The accounting policies for segment reporting are the same as for the Company as a whole.

The chief operating decision maker assesses performance for the mental health services segment and decides how to allocate resources based on net loss, which is reported on the accompanying consolidated statements of operations and comprehensive loss as net loss. Net loss is used to monitor budget versus actual results for assessment of segment performance. The chief operating decision maker considers budget-to-actual variances on a monthly basis when making decisions about allocating resources and assessing the performance of the segment. The chief operating decision maker utilizes consolidated expense information regularly provided in the budget-to-actual analysis in order to assist with assessing performance and deciding how to allocate resources, which align with the consolidated expense categories as disclosed on the face of the accompanying consolidated statements of operations and comprehensive loss.

The measure of segment assets is reported on the accompanying consolidated balance sheets as total assets. The chief operating decision maker does not utilize total assets in the assessment of performance and allocation of resource decisions as the assessment and decisions are not made on the basis of total assets.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at December 31, 2024 and 2023.

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

In patient revenue, the patient is the Company’s customer, and a signed patient treatment consent generally represents a written contract between the Company and the patient. Performance obligations are determined based on the nature of the services provided by the Company. Generally, the Company’s performance obligations are satisfied over time and relate to counseling sessions that are discrete in nature and commence and terminate at the discretion of the patient and thus each individual counseling session is a performance obligation. Revenue for performance obligations satisfied over time is recognized when the services are rendered based on the amount the Company expects to be entitled to for the services provided to the patient. The Company believes this method provides a faithful depiction of the transfer of services.

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

Center Costs, Excluding Depreciation and Amortization

Center costs, excluding depreciation and amortization includes the costs the Company incurs to operate its centers, consisting primarily of salaries, wages and employee benefits for clinicians and patient support, occupancy costs such as rent and utilities, medical supplies, insurance and other operating expenses. Center costs, excluding depreciation and amortization excludes stock-based compensation.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There was no impairment of long-lived assets for the year ended December 31, 2024, an immaterial impairment of long-lived assets for the year ended December 31, 2023, and no impairment of long-lived assets for the year ended December 31, 2022.

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

Stock-Based Compensation

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

The service-based awards are recognized on a straight line basis over the requisite service period, which is generally one to four years. The market-based vesting conditions for awards granted in connection with the Company's IPO provided for the holder to vest one-third of their awards within six months of the IPO, one-third of their awards on the first anniversary of the IPO, one-sixth of their awards eighteen months from the completion of the IPO and the remaining one-sixth of their awards two years from the completion of the IPO.

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

Advertising and Marketing Costs

Advertising and marketing costs include all communications and campaigns to the Company’s clients and target audience. Advertising costs are charged to expense as they are incurred in general and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss. Advertising expense for the years ended December 31, 2024, 2023 and 2022, were $12,567, $9,399 and $8,632, respectively.

Debt Issue Costs

For term loans, debt discount and debt issue costs are presented net within total long-term debt and amortized using the effective interest rate method over the term of the loan. For revolving loans and delayed draw term loan commitments, the Company presents the debt issue costs as an asset and amortizes the costs on a straight-line basis over the term of the revolving loan and delayed draw term loan commitment, respectively. Amortization of discount and debt issue costs, which includes loss on debt extinguishment, is recorded as interest expense in the consolidated statements of operations and comprehensive loss and amounted to $6,698, $2,101 and $3,720 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common shares outstanding would have been anti-dilutive.

Retirement Plan

The Company maintains a profit sharing and retirement savings 401(k) plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. The Company 401(k) Plan provides for a 401(k) matching program under which the Company will match 100% of the employees’ contribution up to 3% of the employees’ compensation, plus 50% of salary deferrals between 3% and 5% of employees’ compensation. The matching contribution is subject to certain eligibility and vesting conditions. The Company recorded expense of $21,591, $18,846 and $15,746 for the years ended December 31, 2024, 2023 and 2022, respectively, for discretionary matching and profit-sharing contributions to the 401(k) Plan.

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

Concentrations of Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and patient accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S., its deposits, at times, may exceed federally insured limits. The Company does not have any individual customer that exceeded 10% of the Company’s patient accounts receivable balance at December 31, 2024 and 2023. Two payors individually exceeded 10% of the Company’s patients accounts receivable balance at December 31, 2024 and 2023. These payors comprise 19% and 15% of the patient accounts receivable balance, respectively, as of December 31, 2024, and 17% and 15%, respectively, as of December 31, 2023.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The Company adopted ASU 2023-07 on January 1, 2024 on a retrospective basis for all periods presented. The adoption of the amendments in ASU 2023-07 impacted the Company's disclosures in the notes to the consolidated financial statements and did not have a material impact on its consolidated balance sheets, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those fiscal years. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all periods presented in the financial statements. The Company is in the process of evaluating the impact of the adoption of ASU 2024-03 on the Company's consolidated financial statements and disclosures.

NOTE 3 TOTAL REVENUE

The Company’s total revenue is dependent on a series of contracts with third-party payors, which is typical for providers in the healthcare industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Year Ended December 31,
	2024		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$1,137,919	91%	$960,128	91%	$776,343	91%
Government	57,882	5%	44,653	4%	37,058	4%
Self-pay	43,883	3%	40,797	4%	36,382	4%
Total patient service revenue	1,239,684	99%	1,045,578	99%	849,783	99%
Nonpatient service revenue	11,286	1%	10,087	1%	9,759	1%
Total	$1,250,970	100%	$1,055,665	100%	$859,542	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Year Ended December 31,
	2024	2023	2022
Payor A	17%	19%	19%
Payor B	15%	13%	14%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2024	2023
Leasehold improvements	$173,840	$170,212
Computers and peripherals	23,740	27,302
Internal-use software	9,273	7,197
Furniture, fixtures and equipment	42,836	42,316
Medical equipment	842	842
Construction in process	7,874	9,037
Total	$258,405	$256,906
Less: Accumulated depreciation	(92,364)	(68,684)
Total property and equipment, net	$166,041	$188,222

Depreciation expense consists of the following:

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$40,677	$37,372	$28,918

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

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$55,070	$56,677	$54,217

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	4.1	4.6
Weighted-average discount rate	7.50%	7.11%

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$64,851	$63,363	$53,371
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$17,018	$16,020	$47,837

The future minimum lease payments under noncancellable operating leases as of December 31, 2024 are as follows:

Year Ended December 31,	Amount
2025	$62,365
2026	59,569
2027	45,892
2028	32,905
2029	18,169
Thereafter	12,887
Total lease payments	$231,787
Less: imputed interest	(33,639)
Total lease liabilities	$198,148

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

During the year ended December 31, 2023, the Company recorded $10,970 of office space reductions, including primarily of $4,734 of right-of-use asset impairment, $4,618 of property and equipment disposal and impairment costs, and $2,419 of gains related to early lease terminations. The portion of these amounts to be settled by cash disbursements was accounted for as an exit cost liability within other current liabilities and other noncurrent liabilities within the consolidated balance sheets and are not material as of December 31, 2024 and 2023.

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2022	$1,272,939
Business acquisitions (Note 7)	20,733
Measurement period adjustments	(326)
Balance as of December 31, 2023	$1,293,346
Business acquisitions	—
Balance as of December 31, 2024	$1,293,346

Intangible Assets

Intangible assets consist of the following:

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(35,039)	$1,655	4.0
LifeStance trade names	235,500	(48,490)	187,010	22.5
Non-competition agreements	94,535	(92,401)	2,134	4.2
Total intangible assets	$366,729	$(175,930)	$190,799

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(26,399)	$10,295	5.0
LifeStance trade names	235,500	(38,024)	197,476	22.5
Non-competition agreements	94,535	(81,234)	13,301	4.2
Total intangible assets	$366,729	$(145,657)	$221,072

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$30,273	$43,065	$40,280

The future amortization of intangible assets as of December 31, 2024 is as follows:

Year Ended December 31,	Amount
2025	$13,133
2026	11,385
2027	10,671
2028	10,467
2029	10,467
Thereafter	134,676
Total	$190,799

NOTE 7 BUSINESS COMBINATIONS

During the year ended December 31, 2023, the Company completed the acquisitions of 3 outpatient mental health practices. There were no completed acquisitions during the year ended December 31, 2024. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the dates of acquisition:

Year Ended
Allocation of Purchase Price	December 31, 2023
Cash	$181
Patient accounts receivable	372
Prepaid expenses and other current assets	138
Property and equipment	221
Right-of-use assets	368
Other noncurrent assets	22
Intangible assets	843
Goodwill	20,733
Total assets acquired	22,878
Total liabilities assumed	893
Fair value of net assets	$21,985

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

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

Year Ended
Contingent consideration	December 31, 2023
Maximum contingent consideration based on acquisition agreements	$2,650

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

NOTE 8 PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ACCRUED EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023
Prepaid bonuses and advances	$11,011	$10,538
Other receivables	223	235
Other current assets	14,903	10,729
Total	$26,137	$21,502

Other accrued expenses consist of the following:

	December 31,
	2024	2023
Patient credits payable	$18,433	$16,158
Accrual for goods/services received, not invoiced	7,396	2,682
Accrued professional fees	6,976	3,503
Other accrued expense	14,137	12,669
Total	$46,942	$35,012

NOTE 9 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. This valuation incorporates certain assumptions and projections in determining the fair value assigned to such liability. The following is a summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of December 31, 2023.

Valuation Technique	Range of Significant Assumptions
		December 31, 2023
Probability-weighted analysis	Probability	0% - 100%
based earn-outs	Discount rate	9.7%

As of December 31, 2023, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date.

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of December 31, 2024, the notional value was $184,748. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

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

For the years ended December 31, 2024, 2023 and 2022, the Company included immaterial gains on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the consolidated statements of operations and comprehensive loss.

The following table summarizes the location of the interest rate swap in the consolidated balance sheets:

		December 31,
	Consolidated balance sheets location	2024	2023
Interest rate swap	Prepaid expenses and other current assets	$1,272	$—
Interest rate swap	Other noncurrent assets	$—	$2,931

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31,
	2024	2023
Assets Measured at Fair Value
Money market funds	$119,616	$64,766
Level 1	$119,616	$64,766
Interest rate swap asset	$1,272	$2,931
Level 2	$1,272	$2,931
Total assets measured at fair value	$120,888	$67,697

Liabilities Measured at Fair Value
Contingent consideration liability:
Beginning balance	$8,169	$17,824
Additions related to acquisitions	—	1,985
Payments of contingent consideration	(6,444)	(7,668)
Gain on remeasurement	(1,725)	(3,972)
Ending balance	—	8,169
Level 3	—	$8,169
Total liabilities measured at fair value	$—	$8,169

NOTE 10 LONG-TERM DEBT

On May 4, 2022, the Company entered into a credit agreement (as amended, the “2022 Credit Agreement”) among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto. The term loans and delayed draw term loans were payable in quarterly principal and interest payments through May 16, 2028.

On December 19, 2024, the Company entered into a credit agreement (the “2024 Credit Agreement”) among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto. The 2024 Credit Agreement established commitments in respect of a senior secured term loan facility of $290,000 and a senior secured revolving loan facility of up to $100,000. The Company borrowed $290,000 in term loans, payable in quarterly principal and interest payments, with a maturity date of December 19, 2029. The loans under the term loan facility bear interest at a rate per annum equal to (x) term SOFR (which term SOFR is subject to a minimum of 0.00%) plus an applicable margin of 3.00% subject to stepdowns based on leverage-based metrics or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month term SOFR (which term SOFR is subject to a minimum of 0.00%) plus 1.00%) plus an applicable margin of 2.00% subject to stepdowns based on leverage-based metrics. The term loans are collateralized by substantially all of the assets of the Company. The revolving loan has interest only payments until the maturity date of December 19, 2029.

The proceeds from the 2024 Credit Agreement term loans were used to repay in full and extinguish the 2022 Credit Agreement. In relation to the 2022 Credit Agreement, the Company recognized an extinguishment of debt charge within interest expense of $5,032 consisting of the write-off of unamortized debt issue costs associated with the extinguished term loans.

The 2024 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at December 31, 2024 and 2023.

Long-term debt consists of the following:

	December 31,
	2024	2023
Term loans	$290,000	$197,500
Delayed Draw term loans	—	91,994
Total long-term debt	290,000	289,494
Less: Current portion of long-term debt	(7,250)	(2,925)
Less: Unamortized discount and debt issue costs (1)	(2,960)	(6,284)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$279,790	$280,285
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the consolidated balance sheets. Unamortized debt issue costs related to delayed draw term loan commitments and revolving loans are presented within other noncurrent assets on the consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the consolidated balance sheets.

Interest expense, net consists of the following:

	Year Ended December 31,
	2024	2023	2022
Interest expense, net	$26,535	$21,220	$19,928

Future principal payments on long-term debt as of December 31, 2024 are as follows:

Year Ended December 31,	Amount
2025	$7,250
2026	14,500
2027	14,500
2028	21,750
2029	232,000
Total	$290,000

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the consolidated balance sheets. The fair value of long-term debt at December 31, 2024 and 2023 was $287,109 and $304,955, respectively.

Revolving Loan

Under the 2022 Credit Agreement, the Company had a revolving loan commitment from Capital One in the amount of $50,000.

Under the 2024 Credit Agreement, the Company has a revolving loan commitment in the amount of $100,000. Any borrowing on the revolving loan under the 2024 Credit Agreement is due in full on December 19, 2029. The revolving loan bears interest at a rate per annum equal to (x) term SOFR (which term SOFR is subject to a minimum of 0.00%) plus an applicable margin of 3.00% subject to stepdowns based on leverage-based metrics or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month term SOFR (which term SOFR is subject to a minimum of 0.00%) plus 1.00%) plus an applicable margin of 2.00% subject to stepdowns based on leverage-based metrics. The unused revolving loan incurs a quarterly undrawn commitment fee of 0.45% per annum subject to stepdowns based on leverage-based metrics.

There are no amounts outstanding on the revolving loan as of December 31, 2024 and 2023.

NOTE 11 STOCK-BASED COMPENSATION

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

Restricted Stock

The following is a summary of RSA transactions as of and for the years ended December 31, 2024 and 2023:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	16,796	$11.98
Vested	(9,247)	11.98
Forfeited	(2,070)	11.98
Unvested, December 31, 2023	5,479	$11.98
Vested	(13)	11.98
Forfeited	(3,211)	11.98
Unvested, December 31, 2024	2,255	$11.98

Restricted Stock Units

The following is a summary of RSU transactions as of and for the years ended December 31, 2024 and 2023:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2022	14,203	$10.61
Granted	17,885	6.11
Vested	(4,831)	11.94
Canceled and forfeited	(3,879)	8.49
Outstanding, December 31, 2023	23,378	$7.24
Granted	13,671	6.92
Vested	(7,221)	8.38
Canceled and forfeited	(5,825)	7.19
Outstanding, December 31, 2024	24,003	$6.72

Stock Options

The following is a summary of stock option activity as of and for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	13,476	$7.42	9.70	$—
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding, December 31, 2023	13,476	$7.42	8.70	$5,565
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, December 31, 2024	13,476	$7.42	6.43	$2,300
Exercisable at December 31, 2024	2,246	$7.42	6.46	$383
Vested or expected to vest at December 31, 2024	13,476	$7.42	6.43	$2,300

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

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSAs, RSUs, and stock options within general and administrative expenses in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$76,172	$99,388	$187,430

As of December 31, 2024, the Company had $111,957 in unrecognized compensation expense related to all non-vested RSUs and stock options that will be recognized over the weighted-average remaining service period of 1.2 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits the grant to eligible employees of the Company and its participating subsidiaries of options to purchase shares of the Company’s common stock.

The aggregate number of shares of the Company common stock available for purchase pursuant to the exercise of options under the ESPP was 6,817 shares, plus an automatic annual increase, as of January 1 of each year beginning in 2022 and continuing through and including 2031, equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year, up to a maximum of 42,500 shares of the Company’s common stock in the aggregate. On January 1, 2024, the number of shares of common stock reserved and available for issuance under the ESPP increased by 3,787 shares. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the grant date or the exercise date.

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

As of December 31, 2024 and 2023, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 12 INCOME TAXES

Benefit from Income Taxes

The benefit from income taxes is comprised of the following components:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$463	$—	$—
State	325	1,589	(433)
Total current	788	1,589	(433)
Deferred:
Federal	836	(17,134)	(12,364)
State	(1,794)	(4,776)	(4,369)
Total deferred	(958)	(21,910)	(16,733)
Total income tax benefit	$(170)	$(20,321)	$(17,166)

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2024	2023
Deferred tax assets
Accruals and reserves	$5,988	$3,347
Net operating losses	41,015	48,218
Stock-based compensation	11,723	11,936
Interest limitation	15,910	12,102
Charitable contributions	2,422	2,639
Operating lease liabilities	50,632	59,970
Gross deferred tax assets	127,690	138,212
Valuation allowance	(18,951)	(14,974)
Net deferred tax assets	108,739	123,238
Deferred tax liabilities
Property and equipment	(22,707)	(29,101)
Intangible assets	(62,634)	(64,940)
Right-of-use assets	(37,727)	(44,769)
Gross deferred tax liabilities	(123,068)	(138,810)
Net deferred tax liability	$(14,329)	$(15,572)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before benefit from income taxes as follows:

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Tax provision at U.S. federal statutory rate	$(12,099)	21.0%	$(43,382)	21.0%	$(48,873)	21.0%
State income taxes, net of federal benefit	(1,193)	2.1%	(5,705)	2.8%	(4,183)	1.8%
Stock-based compensation	3,701	(6.4%)	4,343	(2.1%)	27,014	(11.6%)
IRC Section 162M limitation	5,070	(8.8%)	10,458	(5.1%)	5,685	(2.4%)
Valuation allowance	3,977	(6.9%)	13,549	(6.6%)	1,424	(0.6%)
Other adjustments	374	(0.7%)	416	(0.2%)	1,767	(0.8%)
Total	$(170)	0.3%	$(20,321)	9.8%	$(17,166)	7.4%

Differences between the statutory rate are primarily the result of permanent book/tax differences between non-deductible equity awards, valuation allowance activity and state income taxes.

As of December 31, 2024, the Company has $164,547 of federal net operating loss carryforwards and $137,180 of state net operating loss carryforwards.

As of December 31, 2023, the Company has $191,668 of federal net operating loss carryforwards and $163,177 of state net operating loss carryforwards.

$436 federal net operating loss carryforwards begin to expire in 2037, and the remaining federal net operating loss carryforwards have no expiration. The state net operating loss carryforwards begin to expire in 2028.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits (under IRC Section 383), in any taxable year may be limited if it experiences an ownership change. The Company completed an analysis of Section 382 ownership changes in its stock through April 12, 2024 and concluded that the Company has experienced ownership changes that will result in limitations in its ability to use certain of its net operating loss carryforwards. The Company may experience ownership changes in the future as a result of future transactions in its stock. If it is determined that the Company undergoes one or more ownership changes in the future, then the Company’s ability to utilize its federal and state net operating loss carryforwards or other tax attributes may be limited or eliminated.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company had a valuation allowance of $18,951 and $14,974, respectively, against a portion of its charitable contribution carryforward and net operating loss carryforwards for which realization cannot be considered more likely than not at this time. The valuation allowance increased by $3,977 and $13,549 for the years ended December 31, 2024 and 2023, respectively.

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

The Company had no amounts accrued for interest and penalties related to tax contingencies for the years ended December 31, 2024 and 2023.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The Company's medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of December 31, 2024 and 2023.

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

On April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed in the United States District Court for the District of Arizona against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website. The lawsuit seeks unspecified monetary damages. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of December 31, 2024.

NOTE 14 NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (“EPS”) for the Company’s common shares:

	Year Ended December 31,
	2024	2023	2022
Net loss available to common stockholders'	$(57,443)	$(186,262)	$(215,564)
Weighted-average shares used to compute basic and diluted net loss per share	379,147	367,457	355,278
Net loss per share, basic and diluted	$(0.15)	$(0.51)	$(0.61)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The Company did not include any of these instruments in its calculation of diluted loss per share for the years ended December 31, 2024, 2023 and 2022 because to include them would be anti-dilutive due to the Company’s net loss during the period. See Note 11 for the issued, vested and unvested RSAs, RSUs and stock options. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share:

	As of December 31,
	2024	2023	2022
RSAs	2,255	5,479	16,796
RSUs	24,003	23,378	14,203
Stock options	13,476	13,476	13,476
	39,734	42,333	44,475