Form 10-Q
period 2025-03-31
LifeStance Health Group, Inc.
filed 2025-05-07
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 388,875,906 shares of common stock, $0.01 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025, including, among other things:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended March 31, 2025

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	March 31, 2025	December 31, 2024
CURRENT ASSETS
Cash and cash equivalents	$134,336	$154,571
Patient accounts receivable, net	140,370	131,802
Prepaid expenses and other current assets	29,927	26,137
Total current assets	304,633	312,510
NONCURRENT ASSETS
Property and equipment, net	163,718	166,041
Right-of-use assets	148,068	147,878
Intangible assets, net	187,333	190,799
Goodwill	1,293,346	1,293,346
Other noncurrent assets	7,574	7,724
Total noncurrent assets	1,800,039	1,805,788
Total assets	$2,104,672	$2,118,298
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,415	$7,242
Accrued payroll expenses	99,922	117,461
Other accrued expenses	43,245	46,942
Operating lease liabilities, current	47,301	49,449
Other current liabilities	9,502	7,792
Total current liabilities	207,385	228,886
NONCURRENT LIABILITIES
Long-term debt, net	276,322	279,790
Operating lease liabilities, noncurrent	149,391	148,699
Deferred tax liability, net	14,221	14,329
Other noncurrent liabilities	254	309
Total noncurrent liabilities	440,188	443,127
Total liabilities	$647,573	$672,013
COMMITMENTS AND CONTINGENCIES (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of March 31, 2025 and December 31, 2024; 388,826 and 382,735 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,888	3,827
Additional paid-in capital	2,270,179	2,259,818
Accumulated other comprehensive income	612	929
Accumulated deficit	(817,580)	(818,289)
Total stockholders' equity	1,457,099	1,446,285
Total liabilities and stockholders’ equity	$2,104,672	$2,118,298

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive income (loss)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
TOTAL REVENUE	$332,970	$300,437
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	223,179	205,711
General and administrative expenses	94,431	88,934
Depreciation and amortization	13,756	22,564
Total operating expenses	$331,366	$317,209
INCOME (LOSS) FROM OPERATIONS	$1,604	$(16,772)
OTHER EXPENSE
Gain on remeasurement of contingent consideration	—	2,015
Interest expense, net	(3,073)	(5,903)
Other expense	(1)	(74)
Total other expense	$(3,074)	$(3,962)
LOSS BEFORE INCOME TAXES	(1,470)	(20,734)
INCOME TAX BENEFIT (PROVISION)	2,179	(363)
NET INCOME (LOSS)	$709	$(21,097)
EARNINGS (LOSS) PER SHARE
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)
Weighted-average shares outstanding
Basic	383,272	376,331
Diluted	390,666	376,331

NET INCOME (LOSS)	$709	$(21,097)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on cash flow hedge, net of tax	(317)	583
COMPREHENSIVE INCOME (LOSS)	$392	$(20,514)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	382,735	$3,827	$2,259,818	$929	$(818,289)	$1,446,285
Net income	—	—	—	—	709	709
Issuance of common stock upon vesting of restricted stock units	6,104	61	(8,223)	—	—	(8,162)
Forfeitures	(13)	—	—	—	—	—
Other comprehensive loss	—	—	—	(317)	—	(317)
Stock-based compensation expense	—	—	18,584	—	—	18,584
Balances at March 31, 2025	388,826	$3,888	$2,270,179	$612	$(817,580)	$1,457,099

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	378,725	$3,789	$2,183,684	$2,303	$(760,846)	$1,428,930
Net loss	—	—	—	—	(21,097)	(21,097)
Issuance of common stock upon vesting of restricted stock units	5,687	56	(56)	—	—	—
Forfeitures	(2,307)	(24)	24	—	—	—
Other comprehensive income	—	—	—	583	—	583
Stock-based compensation expense	—	—	20,581	—	—	20,581
Balances at March 31, 2024	382,105	$3,821	$2,204,233	$2,886	$(781,943)	$1,428,997

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$709	$(21,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,756	22,564
Non-cash operating lease costs	10,231	9,687
Stock-based compensation	18,584	20,581
Amortization of discount and debt issue costs	251	424
Gain on remeasurement of contingent consideration	—	(2,015)
Other, net	357	(47)
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(8,568)	(50,532)
Prepaid expenses and other current assets	(4,515)	2,491
Accounts payable	(77)	4,981
Accrued payroll expenses	(17,540)	(2,045)
Operating lease liabilities	(11,894)	(9,608)
Other accrued expenses	(4,386)	2,778
Net cash used in operating activities	$(3,092)	$(21,838)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,168)	(5,104)
Net cash used in investing activities	$(7,168)	$(5,104)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(1,813)	(731)
Payments of contingent consideration	—	(1,700)
Taxes related to net share settlement of equity awards	(8,162)	—
Net cash used in financing activities	$(9,975)	$(2,431)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,235)	(29,373)
Cash and Cash Equivalents - Beginning of period	154,571	78,824
CASH AND CASH EQUIVALENTS – END OF PERIOD	$134,336	$49,451
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$4,382	$6,270
Cash paid for taxes, net of refunds	$609	$(252)
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment included in liabilities	$2,348	$3,104

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there have been no significant changes to these policies.

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC regarding interim financial reporting, which include the accounts of LifeStance, its wholly-owned subsidiaries and variable interest entities ("VIEs") in which LifeStance has an interest and is the primary beneficiary. Pursuant to these rules and regulations, the Company has omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its consolidated financial condition, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s audited financial statements for the year ended December 31, 2024 in the Company's Annual Report on Form 10-K.

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

Segment Information

The Company has a single operating and reportable segment – mental health services. As the Company operates as one operating segment, all required segment financial information is found in the accompanying unaudited consolidated financial statements.

The chief operating decision maker assesses performance for the mental health services segment and decides how to allocate resources based on net income (loss), which is reported on the accompanying unaudited consolidated statements of operations and comprehensive income (loss) as net income (loss). Net income (loss) is used to monitor budget versus actual results for assessment of segment performance. The chief operating decision maker considers budget-to-actual variances on a monthly basis when making decisions about allocating resources and assessing the performance of the segment. The chief operating decision maker utilizes consolidated expense information regularly provided in the budget-to-actual analysis in order to assist with assessing performance and deciding how to allocate resources, which align with the consolidated expense categories as disclosed on the face of the accompanying unaudited consolidated statements of operations and comprehensive income (loss).

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs' total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at March 31, 2025 and December 31, 2024.

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

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$300,877	90%	$273,766	91%
Government	17,069	5%	13,532	5%
Self-pay	12,316	4%	10,321	3%
Total patient service revenue	330,262	99%	297,619	99%
Nonpatient service revenue	2,708	1%	2,818	1%
Total	$332,970	100%	$300,437	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended March 31,
	2025	2024
Payor A	15%	17%
Payor B	15%	15%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Leasehold improvements	$178,134	$173,840
Computers and peripherals	23,496	23,740
Internal-use software	9,668	9,273
Furniture, fixtures and equipment	43,406	42,836
Medical equipment	842	842
Construction in process	5,709	7,874
Total	$261,255	$258,405
Less: Accumulated depreciation	(97,537)	(92,364)
Total property and equipment, net	$163,718	$166,041

Depreciation expense consists of the following:

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$10,290	$10,021

NOTE 5 LEASES

The Company leases its office facilities and office equipment which are accounted for as operating leases. Some leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from one to seven years.

The components of lease expense for the Company's operating leases in its unaudited consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$14,001	$13,682

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.1	4.1
Weighted-average discount rate	7.66%	7.50%

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,499	$16,029
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$10,451	$4,828

The future minimum lease payments under noncancellable operating leases as of March 31, 2025 are as follows:

Year Ended December 31,	Amount
Remainder of 2025	$44,338
2026	61,823
2027	48,877
2028	36,122
2029	21,293
Thereafter	19,839
Total lease payments	$232,292
Less: imputed interest	(35,600)
Total lease liabilities	$196,692

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $1,293,346 as of March 31, 2025 and December 31, 2024. There have been no changes to the goodwill carrying value during the period.

Intangible Assets

Intangible assets consist of the following:

March 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(35,497)	$1,197	4.0
LifeStance trade names	235,500	(51,107)	184,393	22.5
Non-competition agreements	94,535	(92,792)	1,743	4.2
Total intangible assets	$366,729	$(179,396)	$187,333

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(35,039)	$1,655	4.0
LifeStance trade names	235,500	(48,490)	187,010	22.5
Non-competition agreements	94,535	(92,401)	2,134	4.2
Total intangible assets	$366,729	$(175,930)	$190,799

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$3,466	$12,543

NOTE 7 FAIR VALUE MEASUREMENTS

Hedging Activities

The Company uses derivative financial instruments, including an interest rate swap, for hedging and non-trading purposes to manage its exposure to changes in interest rates. The Company entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging the Company’s exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with the variable-rate loan over the life of the loan. In August 2022, the Company entered into an interest rate swap agreement to pay a fixed rate of 3.24% on a total notional value of $189,000 of debt. As a result of the interest rate swap, 94.5% of the term loan previously exposed to interest rate risk from changes in SOFR is now hedged against the interest rate swap at a fixed rate. The interest rate swap matures on September 30, 2025. As of March 31, 2025, the notional value was $184,275. As changes in interest rates impact the future cash flow of interest payments, the hedge provides a synthetic offset to interest rate movements.

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

For the three months ended March 31, 2025 and 2024, the Company included immaterial gains on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the unaudited consolidated statements of operations and comprehensive income (loss).

The following table summarizes the location of the interest rate swap in the unaudited consolidated balance sheets:

	Consolidated balance sheets location	March 31, 2025	December 31, 2024
Interest rate swap	Prepaid expenses and other current assets	$847	$1,272

The amount of estimated cash flow hedge unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2025	December 31, 2024
Assets Measured at Fair Value
Money market funds	$75,072	$119,616
Level 1	$75,072	$119,616
Interest rate swap asset	$847	$1,272
Level 2	$847	$1,272
Total assets measured at fair value	$75,919	$120,888

NOTE 8 LONG-TERM DEBT

On December 19, 2024, the Company entered into a credit agreement (the “2024 Credit Agreement”) among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto. The 2024 Credit Agreement established a senior secured term loan facility of $290,000 and a senior secured revolving loan facility of up to $100,000. The Company borrowed $290,000 in term loans, payable in quarterly principal and interest payments, with a maturity date of December 19, 2029. The loans under the term loan facility bear interest at a rate per annum equal to (x) term SOFR (which term SOFR is subject to a minimum of 0.00%) plus an applicable margin of 3.00% subject to stepdowns based on leverage-based metrics or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% above the federal funds effective rate and (iii) one-month term SOFR (which term SOFR is subject to a minimum of 0.00%) plus 1.00%) plus an applicable margin of 2.00% subject to stepdowns based on leverage-based metrics. The term loans are collateralized by substantially all of the assets of the Company. The revolving loan has interest only payments until the maturity date of December 19, 2029.

The 2024 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at March 31, 2025 and December 31, 2024.

Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
Term loan	$288,188	$290,000
Less: Current portion of long-term debt	(9,063)	(7,250)
Less: Unamortized discount and debt issue costs (1)	(2,803)	(2,960)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$276,322	$279,790
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense, net consists of the following:

	Three Months Ended March 31,
	2025	2024
Interest expense, net	$3,073	$5,903

Future principal payments on long-term debt as of March 31, 2025 are as follows:

Year Ended December 31,	Amount
Remainder of 2025	$5,438
2026	14,500
2027	14,500
2028	21,750
2029	232,000
Total	$288,188

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at March 31, 2025 and December 31, 2024 was $279,389 and $287,109, respectively.

Revolving Loan

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

There are no amounts outstanding on the revolving loan as of March 31, 2025 and December 31, 2024.

NOTE 9 STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

Effective June 9, 2021, the Company’s Board of Directors (the "Board") and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan permits the grant of awards or restricted or unrestricted common stock, stock options, stock appreciation rights, restricted stock units, performance awards, and other stock-based awards to employees and directors of, and consultants and advisors to, the Company and its affiliates. On January 1, 2025, the number of shares of common stock reserved and available for issuance under the 2021 Equity Incentive Plan increased by 19,137 shares.

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the three months ended March 31, 2025:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2024	2,255	$11.98
Vested	—	11.98
Forfeited	(13)	11.98
Unvested, March 31, 2025	2,242	$11.98

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the three months ended March 31, 2025:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2024	24,003	$6.72
Granted	11,965	7.80
Vested	(6,104)	7.03
Canceled and forfeited	(2,047)	7.17
Outstanding, March 31, 2025	27,817	$7.09

Stock Options

The following is a summary of stock option activity as of and for the three months ended March 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	13,476	$7.42	6.43	$2,300
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, March 31, 2025	13,476	$7.42	6.18	$1,413
Exercisable at March 31, 2025	2,246	$7.42	6.22	$235
Vested or expected to vest at March 31, 2025	13,476	$7.42	6.18	$1,413

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSUs and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$18,584	$20,581

As of March 31, 2025, the Company had $183,919 in unrecognized compensation expense related to all non-vested RSUs and stock options that will be recognized over the weighted-average remaining service period of 2.7 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 11 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 10 INCOME TAXES

The (benefit) provision for income taxes is as follows:

	Three Months Ended March 31,
	2025	2024
(Benefit) provision for income taxes	$(2,179)	$363

The effective tax rates are as follows:

	Three Months Ended March 31,
	2025	2024
Effective tax rate	148.2%	(1.7)%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

NOTE 11 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The Company's medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of March 31, 2025 and December 31, 2024.

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

On April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed in the United States District Court for the District of Arizona against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised on the Company's use of pixel technologies on its website. The lawsuit seeks unspecified monetary damages. The process of resolving this matter is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for this matter as of March 31, 2025.

NOTE 12 EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares of the Company outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares of the Company outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method. In periods when the Company has a net loss, stock-based awards are excluded from the calculation of loss per share as their inclusion would have an antidilutive effect.

The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common shares:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss) available to common stockholders'	$709	$(21,097)
Denominator
Weighted-average shares - basic	383,272	376,331
Dilutive effect of outstanding stock-based awards	7,394	—
Weighted-average shares - diluted	390,666	376,331
Earnings (loss) per share
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The following potentially dilutive shares are excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2025	2024
RSAs, RSUs and stock options	35,156	44,978

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes as well as "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” Part II, Item 1A in this Quarterly Report on Form 10-Q as well as those discussed in the Annual Report on Form 10-K for the year ended December 31, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our Business

We are reimagining mental health through a tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall healthcare costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 7,535 licensed mental health clinicians as of March 31, 2025. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Our Clinicians

As of March 31, 2025, we employed 7,535 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinicians' schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits. Clinician productivity impacts our ability to generate revenue and also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 7,535 clinicians employed through our subsidiaries and supported practices, as of March 31, 2025. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of de novo centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. Our clinicians treated patients through 2.1 million visits in the three months ended March 31, 2025. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that focuses on improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Our Primary Care and Specialist Physician Referral Relationships

We have built a powerful patient referral network through partnerships with primary care physicians and specialist physician groups across the country. We deliver value to our provider partners by offering more efficient referral pathways, delivering improved outcomes for our shared patients, and enabling more integrated care and lower total healthcare costs. As we continue to scale nationally, we plan to partner with additional hospital systems, large primary care groups and other specialist groups to help streamline their mental health network needs and drive continued patient growth across our platform. Our vision over time is to further integrate our mental healthcare services with those of our medical provider partners. By co-locating and driving toward integration with primary care and specialty providers, we can enhance our clinicians' access to patients. We anticipate that we will continue to grow these relationships while evolving our offering toward a fully-integrated care model in which primary care and our mental health clinicians work together to develop and provide personalized treatment plans for shared patients. We believe these efforts will help to further align our model with that of other healthcare providers, increasing our value to them and driving new opportunities to partner to grow our patient base and revenue opportunities.

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

Acquisitions

We believe the highly fragmented nature of the mental health market provides us with a meaningful opportunity to selectively pursue acquisitions that meet our standards of high-quality clinical care and align with our mission. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us a partner of choice for smaller, independent practices. Our acquisition strategy has been deployed both to enter new markets and to expand within existing markets. In new markets, acquisitions have allowed us to establish a presence with high-quality practices with a track record of clinical excellence and in-network payor relationships that can be integrated into our national platform. In existing markets, acquisitions have allowed us to grow our geographic reach and clinician base to expand patient access.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Total revenue	$332,970	$300,437
Revenue growth	11%	19%
Income (loss) from operations	1,604	(16,772)
Center Margin	109,791	94,726
Net income (loss)	709	(21,097)
Adjusted EBITDA	34,646	27,651

Center Margin and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles ("GAAP") and are not intended to be substitutes for any GAAP financial measures, including revenue, income (loss) from operations or net income (loss), and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

The following table provides a reconciliation of income (loss) from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Income (loss) from operations	$1,604	$(16,772)
Adjusted for:
Depreciation and amortization	13,756	22,564
General and administrative expenses (1)	94,431	88,934
Center Margin	$109,791	$94,726

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

We define Adjusted EBITDA as net income (loss) excluding interest expense, depreciation and amortization, income tax (benefit) provision, gain on remeasurement of contingent consideration, stock-based compensation, loss on disposal of assets, executive transition costs, litigation costs, strategic initiatives, real estate optimization and restructuring charges, amortization of cloud-based software implementation costs, and other expenses. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net income (loss) to Adjusted EBITDA is presented below for the three months ended March 31, 2025 and 2024. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net income (loss).

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net income (loss)	$709	$(21,097)
Adjusted for:
Interest expense, net	3,073	5,903
Depreciation and amortization	13,756	22,564
Income tax (benefit) provision	(2,179)	363
Gain on remeasurement of contingent consideration	—	(2,015)
Stock-based compensation expense	18,584	20,581
Loss on disposal of assets	1	74
Executive transition costs	185	31
Litigation costs (1)	205	537
Strategic initiatives (2)	—	751
Real estate optimization and restructuring charges (3)	(45)	(147)
Amortization of cloud-based software implementation costs (4)	357	11
Other expenses (5)	—	95
Adjusted EBITDA	$34,646	$27,651

(1)
Litigation costs include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During each of the three months ended March 31, 2025 and 2024, litigation costs included cash expenses related to distinct litigation matters, including a privacy class action litigation and a compensation model class action litigation, and for the three months ended March 31, 2024, a securities class action litigation. For a discussion of certain legal proceedings in which we are involved, please read Note 11, Commitments and Contingencies, to our unaudited consolidated financial statements in this report.
(2)
Strategic initiatives consist of expenses directly related to a multi-phase system upgrade in connection with our recent and significant expansion. During the three months ended March 31, 2024, we continued a process of evaluating and adopting critical enterprise-wide systems for (i) human resources management and (ii) clinician credentialing and onboarding process. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to these enterprise-wide systems. We considered the frequency and scale of this multi-part enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(3)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which included certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint during 2023. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures was greater than what would be expected as part of ordinary business operations and did not constitute normal recurring operating activities. During the three months ended March 31, 2025 and 2024, real estate optimization and restructuring charges consisted of certain gains and losses related to early lease terminations of previously abandoned real estate leases in 2023.
(4)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses included in our unaudited consolidated statements of operations and comprehensive income (loss).
(5)
Represents costs incurred pre- and post-center acquisition to integrate operations, including expenses related to conversion of compensation model, legacy system costs and data migration, consulting and legal services, and overtime and temporary labor costs, which are included in our unaudited consolidated statements of operations and comprehensive income (loss).

Results of Operations

The following table sets forth a summary of our financial results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
(in thousands)
TOTAL REVENUE	$332,970	$300,437
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	223,179	205,711
General and administrative expenses	94,431	88,934
Depreciation and amortization	13,756	22,564
Total operating expenses	$331,366	$317,209
INCOME (LOSS) FROM OPERATIONS	$1,604	$(16,772)
OTHER EXPENSE
Gain on remeasurement of contingent consideration	—	2,015
Interest expense, net	(3,073)	(5,903)
Other expense	(1)	(74)
Total other expense	$(3,074)	$(3,962)
LOSS BEFORE INCOME TAXES	(1,470)	(20,734)
INCOME TAX BENEFIT (PROVISION)	2,179	(363)
NET INCOME (LOSS)	$709	$(21,097)

Total Revenue

Total revenue increased $32.6 million, or 11%, to $333.0 million for the three months ended March 31, 2025 from $300.4 million for the three months ended March 31, 2024. This was primarily due to an increase of $32.7 million of patient service revenue and slightly offset by a decrease of $0.1 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 699 in total clinicians from organic hiring, resulting in an increase in patient visits of 0.2 million, or 10%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and de novo strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $17.5 million, or 8%, to $223.2 million for the three months ended March 31, 2025 from $205.7 million for the three months ended March 31, 2024. This was primarily due to a $16.8 million increase in center-based compensation due to the increase in patient visits of 0.2 million from the increase in the total number of clinicians from organic hiring. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $0.7 million.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting and de novo strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses increased $5.5 million, or 6%, to $94.4 million for the three months ended March 31, 2025 from $88.9 million for the three months ended March 31, 2024. This was primarily due to increases in salaries, wages and employee benefits of $2.9 million, other operating expenses of $3.4 million as a result of professional fees and occupancy costs $2.0 million. The increase was offset by decreases in stock-based compensation expense of $2.0 million and third-party consulting costs and one-time costs associated with our strategic initiatives related to the multi-phase system upgrade in connection with our recent and significant expansion of $0.8 million.

We expect our general and administrative expenses to increase in the foreseeable future due to our planned investments to support company growth.

Depreciation and amortization

Depreciation and amortization expense decreased $8.8 million to $13.8 million for the three months ended March 31, 2025 from $22.6 million for the three months ended March 31, 2024. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest Expense, net

Interest expense, net decreased $2.8 million to $3.1 million for the three months ended March 31, 2025 from $5.9 million for the three months ended March 31, 2024. This decrease was primarily due to lower interest rates on borrowings outstanding during the period.

Income Tax Benefit (Provision)

Income tax benefit (provision) increased $2.6 million to a benefit of $2.2 million for the three months ended March 31, 2025 from a provision of $0.4 million for the three months ended March 31, 2024 primarily due to non-deductible equity awards for the three months ended March 31, 2025.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our de novo strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on December 19, 2024, by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2024 Credit Agreement"). We had cash and cash equivalents of $134.3 million and $154.6 million as of March 31, 2025 and December 31, 2024, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our March 31, 2025 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of March 31, 2025 and December 31, 2024, there was an aggregate principal amount of $288.2 million and $290.0 million outstanding under the 2024 Credit Agreement, respectively. As of March 31, 2025, our non-cancellable future minimum operating lease payments totaled $232.3 million.

Debt

On December 19, 2024, we and our subsidiary, Lynnwood Intermediate Holdings, Inc., entered into the 2024 Credit Agreement. The 2024 Credit Agreement established a senior secured term loan facility (the “Term Loan Facility”) and a senior secured revolving loan facility of up to $100.0 million (the “Revolving Facility”).

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

The 2024 Credit Agreement also contains a maximum Total Net Leverage Ratio (as defined therein) financial maintenance covenant that requires the Total Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 4.50:1.00. Additionally, the 2024 Credit Agreement also contains a maximum Interest Coverage Ratio (as defined therein) financial maintenance covenant that requires the Interest Coverage Ratio as of the last day of each fiscal quarter to not be less than 3.00:1.00. As of March 31, 2025, we were in compliance with all financial covenants under the 2024 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net cash used in operating activities	$(3,092)	$(21,838)
Net cash used in investing activities	(7,168)	(5,104)
Net cash used in financing activities	(9,975)	(2,431)
Net decrease in cash and cash equivalents	$(20,235)	$(29,373)
Cash and cash equivalents, beginning of period	154,571	78,824
Cash and cash equivalents, end of period	$134,336	$49,451

Cash Flows Used In Operating Activities

During the three months ended March 31, 2025, operating activities used $3.1 million of cash, primarily impacted by net cash used by changes in operating assets and liabilities of $47.0 million and partially offset by our $0.7 million net income and non-cash charges of $43.2 million. During the three months ended March 31, 2024, operating activities used $21.8 million of cash, primarily impacted by our $21.1 million net loss and $51.2 million in non-cash charges. This was partially offset by changes in our operating assets and liabilities of $51.9 million.

Cash Flows Used In Investing Activities

During the three months ended March 31, 2025, investing activities used $7.2 million of cash resulting from our purchases of property and equipment. During the three months ended March 31, 2024, investing activities used $5.1 million of cash resulting from our purchases of property and equipment.

Cash Flows Used In Financing Activities

During the three months ended March 31, 2025, financing activities used $10.0 million of cash, resulting primarily from payments of loan obligations of $1.8 million and payments of taxes related to net share settlement of equity awards of $8.2 million. During the three months ended March 31, 2024, financing activities used $2.4 million of cash, resulting primarily from payments of loan obligations of $0.7 million and payments of contingent consideration of $1.7 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended March 31, 2025. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of March 31, 2025, we had an aggregate principal amount of $288.2 million outstanding under our credit facilities. In the current economic environment, we manage interest expense using a combination of variable-rate debt and a fixed-interest-rate swap. In August 2022, we entered into a hedge transaction (interest rate swap) using a derivative financial instrument for the purpose of hedging our exposure to interest rate risks, which the contractual terms of the hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. The objective of entering into the interest rate swap is to eliminate the variability of cash flows in the Secured Overnight Financing Rate interest payments associated with variable-rate loan over the life of the loan under our credit facilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of March 31, 2025. The material weaknesses we identified were as follows:

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

Actions Taken During the Quarter Ended March 31, 2025

The following remediation efforts were completed during the quarter ended March 31, 2025:

•
We have enhanced controls related to property and equipment to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
We have enhanced controls related to financing and derivatives to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
We have designed controls related to patch management to ensure software is up-to-date on the most recent security;
•
We have enhanced controls related to IT policies that ensure compliance with Sarbanes-Oxley; and
•
We have designed controls related to computer operations that ensure data backups are authorized and monitored.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, we are continuing to enhance our overall control environment and are devoting substantial effort by enhancing our manual or automated controls to remediate the identified material weakness. For a more comprehensive discussion of the remedial measures which are being undertaken to address these material weaknesses, or the Remediation Plan, refer to Part II, Item 9A, “Remediation Plan for Material Weaknesses,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in "Actions Taken During the Quarter Ended March 31, 2025" above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of certain legal proceedings in which we are involved, please read Note 11, Commitments and Contingencies, to our unaudited consolidated financial statements in this report, which is incorporated into this item by reference.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*+	First Amendment to Employment Agreement, dated March 3, 2025, between LifeStance Health Group, Inc. and Kenneth Burdick					X
10.2*+	First Amendment to Employment Agreement, dated March 3, 2025, between LifeStance Health Group, Inc. and David Bourdon					X
10.3*+	Employment Agreement, dated February 25, 2025, between LifeStance Health Group, Inc. and Ryan McGroarty					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifeStance Health Group, Inc.

Date: May 7, 2025	By:	/s/ Ryan McGroarty
Ryan McGroarty
Chief Financial Officer and Treasurer (principal financial and accounting officer)