Form 10-K
period 2025-12-31
LifeStance Health Group, Inc.
filed 2026-02-25
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40478

LifeStance Health Group, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-1832801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 N. Scottsdale Road Suite 2500 Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 767-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LFST	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025 was $817,211,756.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2026 was 389,783,210.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2025.

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
•
our growth depends on our ability to recruit, acquire and retain clinicians;
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
•
if we are unable to adapt to healthcare reform legislation and other changes in the healthcare industry and in healthcare spending, our business could be harmed;
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

We employed 8,040 licensed mental health clinicians through our subsidiaries and supported practices in 33 states as of December 31, 2025. Our clinicians offer patients a comprehensive, multidisciplinary suite of mental health services, spanning psychiatric evaluations and treatment, psychological and neuropsychological testing, and individual, family and group therapy. We treat a broad range of mental health conditions, including anxiety, depression, bipolar disorder, eating disorders, psychotic disorders and post-traumatic stress disorder. Patients can receive care virtually through our online delivery platform or in-person at one of our conveniently located centers. Through our payor relationships, including national agreements with multiple payors, patients can utilize their in-network benefits when they receive care from one of our clinicians, enhancing access and affordability.

Mental illness is a large and growing crisis that creates a significant burden on the healthcare ecosystem. Nearly one in four U.S. adults will experience mental illness each year. This disease burden has a broader impact across all of healthcare—healthcare costs for individuals with mental health conditions, including depression, have been shown to be approximately three and a half times higher than for people without those conditions.

However, there are significant barriers to addressing this crisis:

•
Lack of Access: Despite the large burden of mental illness in the U.S., access to mental health treatment is plagued by significant challenges. In a 2022 study of patients with serious mental illness not receiving care in the prior year, 29% reported that they did not know where to go for services, suggesting issues related to access. Even if patients are able to access a mental health professional, studies show they often face significant wait times. During this time, their underlying physical and mental health issues may worsen, potentially requiring treatment in costlier care settings like hospitals, emergency rooms and inpatient mental facilities.
•
Lack of Affordability: The mental healthcare market remains under-reimbursed by commercial and government insurers, resulting in many clinicians only accepting cash pay for mental health services. The need to pay cash out-of-pocket for treatment reduces the likelihood that patients will receive treatment. In a 2022 study of patients with serious mental illness not receiving care in the prior year, 46% reported that they could not afford the cost of treatment, and an additional 19% reported that their health insurance did not pay enough for mental health services.
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

We founded LifeStance to solve these challenges. More broadly, we recognized that addressing this unmet need would require a transformation of how mental healthcare is built and delivered. We developed powerful incentives for each of our stakeholders—patients, clinicians, payors and primary care and specialist physicians—to align with our mission, adopt our platform and drive our growth. We estimate that there are over 60 million adults in the United States with a mental health issue that our clinicians could address.

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

We Enable Primary Care and Specialist Physicians to Deliver Superior Care

We collaborate with primary care and specialist physicians to enhance patient care. Primary care is an important setting for the identification and treatment of mental health conditions—primary care physicians are often the sole connection to the healthcare system for patients with a mental illness and, in instances where patients have a chronic condition, specialist physicians often step into the role of primary care physicians in managing these patients' overall health. We partner with primary care physicians and specialist physician groups across the country to provide a mental healthcare network for referrals, and in certain instances, through virtual integration and physical co-location, to improve the diagnosis and treatment of their patients who suffer from mental health conditions.

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

How We Generate Revenue

We generate revenue on a per-visit basis when a patient receives care from one of our clinicians. Depending on the state, our clinicians are either employed directly through our subsidiaries or through our supported practices, for which we manage day-to-day operations pursuant to long-term management services contracts. Our revenue is generally derived from patients with in-network insurance coverage, pursuant to which our subsidiaries or supported practices are reimbursed for patient services. For the year ended December 31, 2025, 90% of our revenue was derived from patients with commercial in-network payors, 5% of our revenue was derived from patients with government payors, 4% of our revenue was derived from patients on a self-pay basis and 1% of our revenue was derived from non-patient services. Our contracts with payors are typically structured as fee-for-service arrangements, with negotiated reimbursement rates for our clinical services. With respect to our supported practices, our revenue is derived from management fees negotiated under our management services contracts. We believe we are well-positioned to grow our revenue by catering to each of our stakeholders and remaining focused on our patient-centered mission.

We Deliver Value for All Key Stakeholders in the Healthcare Ecosystem

Our model is built to empower each of the healthcare ecosystem’s key stakeholders and align around our shared goal of delivering a healthier life for patients by creating access to high-quality mental healthcare.

Our Patients Gain Access to High-Quality Care When and Where They Need It

Our clinicians treated more than 1.0 million unique patients through approximately 9.0 million visits in 2025. We aim to deliver value to our patients in multiple ways:

•
Superior patient experience: We have a relentless focus on delivering a superior experience to our patients. We enable our patients to conveniently see their clinician through their preferred choice of virtual or in-person visits. We optimize patient engagement through our convenient digital tools, including online scheduling, adherence reminders, online prescription refills and online payments. We believe our centers are built to a superior standard that provides our patients with a best-in class visit experience. Enabling our patients and elevating their experience makes them more likely to seek help, resulting in higher engagement and an increased likelihood they will continue treatment. We believe our superior patient experience drives increased patient engagement—in 2025, 87% of our patients had two or more visits with our clinicians.
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

In addition to expanding existing and acquiring practices, we open new centers in certain markets to provide physical locations for our clinicians to deliver on our hybrid model of in-person or virtual care.

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

In connection with our expansion through new centers and acquisitions, in 2023, we announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to our business model driven by a shift to more virtual visits. As a result, we have completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases, and plan to continue to optimize our real estate footprint on a go-forward basis as part of our recurring operations.

Enter into New Markets

We believe our model is highly replicable nationally. We identify new markets based on the core characteristics of attractive patient population demographics, substantial clinician recruiting opportunities, untreated patient communities and a diverse group of payors. We are able to enter new markets and grow our clinician base in those markets via acquisitions of clinician groups and through clinician hiring. Acquired centers and new centers provide a physical location for our clinicians, allowing care to be delivered in-person or virtually based on optimal patient care. Our multiple national payor contracts ensure we have immediate in-network coverage in our new markets, transforming patient access and unlocking potential latent demand. The highly fragmented nature of our industry provides us with significant opportunity to build and expand our presence across the United States.

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

Our Integrated Platform Is Unique in Mental Healthcare

We have purpose-built an integrated platform to reimagine how mental healthcare is delivered. Our patient-focused platform combines differentiated clinical capabilities with a personalized, digitally powered patient experience designed to transform patient access and treatment.

Extensive Scale, Breadth and Access

We are reimagining access to mental healthcare in the United States. We are one of the nation’s largest providers of outpatient mental healthcare in the country based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 8,040 dedicated clinicians in 33 states, as of December 31, 2025. In 2025, our clinicians treated more than 1.0 million unique patients through approximately 9.0 million visits. We serve all patient demographics through a comprehensive suite of mental health services to treat the most common mental health conditions. Our care delivery model enables patient access via virtual or in-person visits, at their convenience. We believe the scale, breadth and depth of our offering is unmatched in our industry.

Our Clinicians

We strive to provide a best-in-class working environment for our 8,040 employed psychiatrists, APNs, psychologists and therapists. We believe our dedicated employment model offers a superior value proposition compared to independent practice. We employ a comprehensive range of mental health professionals to provide multi-disciplinary clinical modalities through our subsidiaries and our supported practices. We serve all patient demographics—children, adolescents, adults and geriatrics. Patients have seamless access to our multidisciplinary team of licensed mental health clinicians, including psychiatrists, APNs, psychologists and therapists. Our breadth of clinical capabilities facilitates coordination across psychiatric and psychotherapy treatment modalities, limiting the need to refer patients externally as their needs are met within our comprehensive service offerings. Our clinicians have access to our digital platform, which allows for shared electronic medical records for internal communication, and facilitates patient referrals within our clinician team, both of which support our collaborative approach to care.

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

Our Centers

When they choose to do so, our patients can receive in-person care at one of our 572 centers, both acquired and new centers. Currently, our typical new center comprises 4,000 to 5,000 square feet and 12 to 15 clinician exam rooms. We aim systematically to locate our new centers within a given market to ensure convenient coverage for in-person access to care. To provide our patients and clinicians with flexibility, our centers are generally open five days a week from 7:00 a.m. to 9:00 p.m. local time, with some open on Saturdays. Each of our centers offers a comprehensive clinical care team of clinicians offering psychiatric and psychotherapy services.

We aim to provide a superior in-person patient experience. Our new centers are built and fully outfitted to architectural design standards to create a comfortable and welcoming experience for our patients and clinicians that is replicated across our markets. Our spaces are compassionate, human-centric environments, thoughtfully designed to support best practices in mental healthcare, while providing a collaborative and inclusive backdrop for patients and clinicians alike.

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

Our Payor Relationships

We have a large and diverse base of national, regional and local payors. Our dedicated payor relationship team is divided into regions to ensure that strong relationships with regional operations teams and insurance companies are cultivated. Our payor contracting teams consist of professionals with decades of experience working with a broad spectrum of payors from large national payors to regional and state-based payors. We believe this expertise is critical to allowing our team to engage with payors more effectively than other providers. Our teams negotiate, implement and manage new payor relationships, drive regional rate improvement and advance key initiatives. To expand this network and grow access to covered patients, we continue to evaluate new payor relationships and national and regional contracts where we believe the payor's policies and approach to mental healthcare align with our mission while also seeking to drive regional rate improvement, including terminating certain of our lower-volume payor contracts, to support continued investment in our differentiated model for delivering mental healthcare. Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2025: UnitedHealthcare and Elevance Health, Inc., comprising 14% and 15%, respectively. Our contracts with payors are generally fee-for-services arrangements. Currently, only a small portion of our contracts provide for incremental payments tied to the attainment of quality or performance metrics, and such payments comprised an immaterial portion of our revenue during the period.

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

Organization

Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. See “—Government Regulation—Corporate Practice and Fee-Splitting.” In states where we are not subject to corporate practice of medicine laws, we operate our business through centers that are wholly owned by our subsidiaries. In states where the corporate practice of medicine doctrine applies, in order to comply with such laws, we do not own the centers or directly employ the clinicians. Instead, such practices are owned by our Chief Medical Officer or other licensed clinical leadership employees. However, we own substantially all of the non-medical assets of the center and enter into a long-term management services contract with the center pursuant to which we provide all the management services to the center that it needs to operate, with the exception of medical or clinical services. As of December 31, 2025, 392 of our 572 centers were operated as supported practices. We manage our wholly-owned centers and supported practices consistently and generally do not distinguish between our wholly-owned centers and supported practices in operating our business, subject to compliance with applicable law.

Our subsidiaries directly employ the clinicians who practice at our wholly-owned centers, whereas, with respect to our supported practices, our supported practices directly employ the clinicians. Any payment to a clinician at a supported practice is made pursuant to the clinician’s employment agreement with the supported practice (not through the management services contract).

Payor Agreements

We and our supported practices have payor relationships across multiple independent regional and national contracts. These relationships allow members to utilize their in-network benefits when such individual elects to receive service from one of our clinicians. As of December 31, 2025, our contracts with payors typically provide for an initial term of one to three years and auto-renewal thereafter for additional one-year terms, with a majority of those agreements in automatic annual renewal stages. The contracts with our two largest payor partners are entered into on substantially consistent terms. In most markets, our practices have been contracted (in-network with payors) for more than a decade. While length of contract and economic terms are often negotiated, payors generally use form contracts that contain terms and conditions that are standard in the industry. A small number of our agreements with payors also include terms and conditions to incentivize us and facilitate our ability to provide quality care to that plan’s members, with modest bonus payments tied to quality or utilization metrics.

The contracts governing the relationships with our payors include terms such as the period of performance, reimbursement rates and termination clauses. Typically, these contracts provide for a pre-determined fee based on a negotiated fee for service schedule or a customary charge that is typically a certain percentage of the fees specified in the Centers for Medicare & Medicaid Services ("CMS") Medicare Physician Fee Schedule that is charged to the patient and the payor when a patient covered by the payor obtains services from one of our clinicians.

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
•
scalability of models; and
•
financial resources and stability.

We believe that we compete favorably with our competitors on the basis of these factors and we believe the offerings of competitors inadequately simultaneously address the needs of key stakeholders or fail to do so at scale. See “Risk Factors—Risks Related to Our Business and Our Industry—We operate in a competitive industry, and if we are not able to compete effectively our business, results of operations and financial condition would be harmed.”

Government Regulation

The healthcare industry and the practice of medicine are governed by an extensive and complex framework of federal and state laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are high. Our profitability depends in part upon our ability to operate in compliance with applicable laws and to maintain all applicable licenses. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. A review of our business by courts or regulatory authorities could result in determinations that could adversely affect our operations or the healthcare regulatory environment may change in a way that impacts our operations.

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

State and Federal Health Information Privacy and Security Laws

HIPAA

We must comply with various federal and state laws related to the privacy and security of personally identifiable information ("PII"), including health information. In particular, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes privacy and security standards that limit the use and disclosure of protected health information ("PHI") and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI. HIPAA’s requirements are also directly applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. Certain of our entities and supported practices are covered entities, while our management service entities are business associates. Additionally, under guidance from the Department of Health and Human Services Office for Civil Rights (“OCR”), deploying online tracking technologies generally used to collect and analyze information about user behavior and enhance the user experience may, under certain circumstances, constitute an impermissible disclosure of PHI under HIPAA and result in liability.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties include civil monetary penalties of up to $73,011 per violation, not to exceed $2,190,294 for violations of the same standard in a single calendar year (as of 2025, and subject to periodic adjustments for inflation), and in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in violations of multiple standards.

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

42 C.F.R. Part 2 and Other Privacy Laws

The Federal Substance Abuse Confidentiality Regulations, known as 42 C.F.R. Part 2 ("Part 2"), serve to protect patient records created by federally assisted programs for the treatment of substance use disorders. The fine structure for Part 2 violations was updated in February 2024 to align the civil and criminal enforcement authorities that apply to HIPAA violations. As such, the penalties for Part 2 violations now mirror civil and criminal penalties for HIPAA.

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

In addition to privacy and security laws, healthcare providers are also subject to additional requirements intended to promote interoperability and the exchange of patient health information. Pursuant to rules promulgated under the 21st Century Cures Act, healthcare providers are prohibited from engaging in "information blocking" activities that interfere with legally permissible access exchange, or use of electronic health information. Violations may result in penalties of up to $1,000,000 per violation.

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

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for, or to induce, the (1) the referral of a person covered by government healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under government healthcare programs, or (3) the purchasing, leasing, ordering, or arranging or recommending the purchasing, leasing, or ordering, of any item or service reimbursable under government healthcare programs. Federal courts have held that the Anti-Kickback Statute can be violated if just one purpose of a payment is to induce referrals. Actual knowledge of this statute or specific intent to violate it is not required, which makes it easier for the government to prove that a defendant had the state of mind required for a violation. In addition to a few statutory exceptions, the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("HHS") has promulgated safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but business arrangements that do not fully satisfy all elements of a safe harbor may result in increased scrutiny by OIG and other enforcement authorities. Violations of the Anti-Kickback Statute can result in exclusion from government healthcare programs as well as civil and criminal penalties, including civil fines up to $127,973 per violation (as of 2025, and subject to periodic adjustments for inflation) and three times the amount of the unlawful remuneration. Criminal penalties can include fines up to $100,000, prison sentences up to 10 years, and possible exclusion from federal healthcare programs. Violations of the Anti-Kickback Statute could have a material adverse effect on our business, financial condition, and results of operations.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor.

False Claims Act

The federal False Claims Act prohibits knowingly presenting, or causing to be presented, false claims to government programs, such as Medicare or Medicaid. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Some states have adopted similar fraud and false claims laws. Government agencies engage in significant civil and criminal enforcement efforts against healthcare companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $14,308 to $28,619 per false claim or statement (as of 2025, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government healthcare programs.

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

As of December 31, 2025, we employed approximately 10,961 employees through our subsidiaries and supported practices, of which 4,549 were directly employed through our subsidiaries and 6,412 were directly employed by our supported practices. The clinicians of our supported practices have entered into employment agreements directly with our supported practices. All employees of our subsidiaries and supported practices are located in the United States. We engage temporary employees, independent contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Building a Purpose-Driven Culture

As part of our goal to become the mental health employer of choice, we regularly solicit feedback from our employees via a semi-annual employee engagement survey. These engagement surveys were designed to ensure that we are fostering a culture where employees are empowered to do their best work. According to our most recent engagement survey, employees consistently report that LifeStance provides a collaborative, purpose-driven environment where they feel deeply connected to our mission and believe what they do at LifeStance is meaningful and fulfilling. They also feel strongly supported by their leaders and empowered to succeed in their roles.

We are guided by the vision of fostering a workplace in which individuals of all backgrounds are welcomed by a culture of inclusion and respect. We are focused on education, cultural humility, celebrating differences and taking effective action to ensure every teammate and patient under our care understands that LifeStance is a safe place for them to be their authentic selves. Examples include sponsoring team-building activities, participating in community events and providing resources to support our teammates in serving diverse populations.

Employee Health and Wellness

We are dedicated to creating a workplace where employees feel valued and supported. We offer competitive benefits, including flexible health plan options, a health savings account plan, flexible spending accounts, life and accidental death and dismemberment insurance, short and long-term disability insurance, paid supplemental maternity, paternity and transition leave, and more. This year, we also introduced a new 24/7, personalized healthcare concierge, Included Health, to simplify and streamline our employees' ability to access virtual care, find providers, schedule appointments and quickly address questions about their healthcare needs. Additionally, all employees have access to eight free mental healthcare visits through our employee assistance plan, whether or not they elect benefits through LifeStance.

To support financial wellness, we offer a 401(k) plan under which we match up to 100% of contributions on the first 3% of an employee's eligible earnings, and up to 50% on the next 2% of eligible earnings. We also expanded our total rewards program this year to offer a cash bonus plan designed to reward clinicians for their contributions that help LifeStance achieve its mission of increasing access to mental healthcare. Clinicians must also adhere to quality metrics in order to participate in the bonus plan, underscoring our commitment to both expanding access and delivering clinical excellence.

Learning and Development

We are committed to providing ongoing professional development opportunities for all LifeStance employees. In addition to offering live and self-paced continuing education opportunities, employees can access a wide variety of training, education and development opportunities, including unconscious bias training and leadership development courses, on our HRIS platform.

Sustainability

We continue to focus on the environmental impact of our 572 centers. Our new locations utilize materials known for their sustainability practices including Declare certified (and Living Building Challenge compliant) ceiling tiles and grid; SUSTAIN high performance sustainable ceiling systems; Resilient Floor Covering Institute industry average Environmental Product Declaration flooring; Environmental Product Declaration Certified wall base; FloorScore Certified low emitting materials; low or zero VOC paint; and all high-efficiency LED lighting to minimize power consumption.

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

Risks Related to Our Business and Our Industry

If reimbursement rates paid by third-party payors are reduced or if third-party payors otherwise restrain our ability to obtain or deliver care to patients, our business could be materially harmed.

Private third-party payors pay for the services that we provide to many of our patients. During the year ended December 31, 2025, 95% of our patients were insured as of their latest visit. If any commercial third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, results of operations and financial condition may be harmed. Third-party payors may also elect to create narrow networks, which may exclude our clinicians, or otherwise terminate their agreement with us. A majority of our payor relationships operate across multiple independent regional contracts. Changes in reimbursement rates from these or other large commercial payors could adversely impact our business and results of operations.

Two payors individually exceeded 10% of our total revenue for the year ended December 31, 2025: UnitedHealthcare and Elevance Health, Inc., comprising 14% and 15% of our total revenue, respectively. Therefore, changes in the reimbursement rates, coverage offered by these payors or loss of in-network status may adversely impact our business and results of operations more than changes implemented by other payors.

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

A portion of our revenue comes from government healthcare programs. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments. We are unable to predict the effect of recent and future policy changes on our operations. These rates are also generally adjusted annually for inflation. However, those adjustments may not reflect actual increases of the cost of providing healthcare services. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from federal healthcare reform legislation, such as the One Big Beautiful Bill Act (the “OBBBA”), may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs may reduce or delay the reimbursement we receive from them or private payors and could adversely impact our business and results of operations.

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

We have experienced significant growth since our inception in 2017. We continually execute a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, our strategy includes recruiting new clinicians, growing our business by opening select new centers, building our relationships with payors and developing strategic relationships with other primary care and specialist physicians to offer an integrated care model and acquiring strategic high-quality existing centers. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets, that we expect to achieve, or it may be more costly to do so than we anticipate. For example, we may have increased expenses related to clinician education and licensing, as well as supervising, if we are a first employer for newly recruited clinicians. We may also pivot or delay our growth strategies, which may result in slower rates of net clinician growth or revenue growth compared to prior periods of significant growth.

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

Our significant growth in prior periods has and may continue to put strain on our business, operations and employees. We have also significantly increased the number of patient visits conducted over this period. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our financial and accounting systems, and our administrative and IT infrastructure. For example, as we implement our growth strategy, we have made strategic investments in enterprise-level scalable infrastructure, including IT, administrative, including billing and patient engagement, and technology support to continue to facilitate virtual services to patients. If our enterprise-level infrastructure is not aligned with the needs of our clinicians and staff, then we will not be able to realize the full capacity of our services and will not recognize a return on our investment in such infrastructure updates.

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

Our market growth depends on our ability to recruit, acquire and retain clinicians.

Our model requires us to continue to hire clinicians and establish a patient base in order to produce a return on investment. When we enter new markets or expand our presence within existing markets, we may encounter difficulties in attracting new clinicians due to competition and area demographics and may encounter difficulties in attracting new patients due to a lack of patient familiarity with our brand, our lack of familiarity with local patient preferences, and preexisting relationships between patients and clinicians who are not affiliated with our Company. We may face increased challenges in this area as the clinician population reaches retirement age, particularly if there is a shortage of clinicians willing and able to provide comparable services. If we are not able to recruit, acquire, and retain clinicians, we cannot be certain that we will produce the anticipated revenues or return on investment or that our performance will not be materially adversely affected by new or expanded competition in our market areas.

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

We also expect our competitors to continue to improve their technology infrastructure, including with the use of artificial intelligence ("AI") and machine learning solutions, to interact with patients, clinicians and payors, sell their services, utilize their data and support and grow their patient base. Our ability to innovate our own technology infrastructure and appropriately address patient experience will affect our ability to compete. In addition, new developments in cloud computing, AI, and machine learning have made it easier to enter our markets due to lower up-front technology costs. If patients elect to rely on AI for a portion of their mental health care, the number of patients seeking care from licensed clinicians may decline, negatively impacting our business.

We may encounter competitors that have greater name recognition, longer operating histories or more resources than us. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or patient or clinician requirements and may have the ability to initiate or withstand substantial price competition. Any further consolidation in the mental healthcare market may exert downward pressure on prices of our services and may have an adverse impact on our business and financial performance. In light of these factors, even if our model is more effective than those of our competitors, current or potential patients or clinicians may choose to turn to our competitors. If we are unable to successfully compete in the mental healthcare market, our business and prospects would be materially harmed.

Even if the markets in which we compete achieve our forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. mental healthcare market is subject to significant variables, including a changing regulatory environment and population demographics, which can be difficult to measure, estimate or quantify. Estimating and forecasting growth opportunities in any given market are difficult and affected by multiple variables such as population growth, concentration of prospective patients and population density, among other things. Further, we may not be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to attract patients or contract with payors or primary care and other specialist physician partners in that market. In addition, increased unemployment may lead to a loss of insurance benefits for patients, negatively impacting their ability to access our services and, in turn, our financial performance, and federal legislation may alter access to federal healthcare programs as well as the cost of plans, potentially increasing the number of uninsured and affecting the ability of patients to access and afford our services. For these reasons, estimates and forecasts relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

We may be adversely affected by patients’ unwillingness to pay for treatment by our clinicians. Higher numbers of unemployed individuals generally translate into more individuals without healthcare insurance to help pay for services, thereby increasing the potential for persons to elect not to seek treatment if they cannot afford to self-pay. Growth of patient receivables or deterioration in the ability to collect on these accounts, due to changes in economic conditions or otherwise, could have an adverse effect on our business, results of operations and financial condition. In addition, patients with high deductible insurance plans and patients whose insurance costs may increase due to the loss of Affordable Care Act subsidies may be less likely to seek treatment as a result of higher expected out-of-pocket costs.

We may receive reimbursement for virtual services that is less than for comparable in-person services, which would negatively impact revenue and results of operations.

We operate in states that have not adopted laws related to parity between reimbursement rates for virtual services and in-person care, as presently less than half of states require reimbursement of payment parity for telehealth. If we are not able to enter into regional payor contracts that provide for reimbursement parity between in-person and virtual services, private payors may not reimburse for virtual services at the same rates as in-person care for all patients within that market. Currently, our reimbursement rates for virtual services and in-person care are substantially similar. This is driven by contractual arrangements with our payor partners or payor policies. If we are not able to enter into or renew payor contracts on these terms or if payor policies change, we may receive reimbursement for virtual services that is less than comparable to in-person services in such states, which would negatively impact our revenue with respect to such markets, and as a result, our business, financial condition and results of operations. To the extent that payors adopt differentiated codes for telehealth services reflecting lower relative value units, our patient service revenue from virtual services would be negatively impacted.

Failure to timely or accurately bill for our services could have a negative impact on our patient service revenue, credit losses and cash flow.

Billing for our services is complex. The practice of providing mental health services in advance of payment or prior to assessing a patient’s ability to pay for such services may have a significant negative impact on our patient service revenue, credit losses and cash flow. We bill numerous and varied payors, including self-pay patients and various forms of commercial insurance providers. Different payors typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Self-pay patients and third-party payors may fail to pay for services even if they have been properly billed. Reimbursement to us is typically conditioned on, among other things, our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered or reduction in reimbursement. Additional factors that could complicate our billing include variation in coverage for similar services among various payors and the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties. The complexity associated with billing could adversely impact our business in various ways. To the extent the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for credit losses. In addition, any increase in days sales outstanding could also negatively affect our cash flows. To the extent that payors adopt differentiated codes for telehealth services reflecting lower relative value units, our patient service revenue from virtual services would be negatively impacted.

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

We are subject, and in the future may become subject from time to time, to legal proceedings, claims and inquiries, such as claims brought by our partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees or other claims or proceedings. For example, on April 26, 2023, a class action litigation captioned Strong v. LifeStance Health Group, Inc. was filed against the Company by a putative class representing users of the Company's website who allege various privacy-related claims premised to the Company's use of pixel technologies on its website. A proposed settlement is awaiting preliminary approval that will be subject to final court approval.

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

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance for our mental health services or are subject to widespread negative media coverage or social media engagement, our business could suffer.

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

Our brand promotion activities may not generate awareness or increase revenue and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract or retain patients, clinicians, payors and physician partners necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness we seek. In addition, unfavorable publicity regarding, among other things, us, our business, our services, the healthcare industry, litigation or regulatory activity, our data privacy, or data security practices, or those of other participants in our industry, could materially adversely affect our reputation. Any negative media coverage or public perceptions about our brand, regardless of the accuracy of such reporting or perceptions, may have an adverse impact on our business and reputation, as well as have an adverse effect on our ability to attract and retain clients or clinicians, and result in decreased revenue, which could substantially harm our business, financial condition and results of operations.

Our patients, clinicians and other individuals may also engage with us online through social media pages or provide feedback and public commentary about all aspects of our business and industry. Information concerning us or our services, whether accurate or not, may be posted on social media pages at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity to respond and could materially adversely affect our business, financial condition and results of operations.

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
•
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $127,973 for each violation, plus up to three times the remuneration involved, and criminal penalties can include fines up to $100,000, prison sentences up to 10 years, and possible exclusion from federal healthcare programs. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties and imprisonment. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. We expect the OIG to issue new regulations adding and modifying safe harbors and to issue new fraud alerts covering the latest conduct that OIG finds problematic;
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
•
the OBBBA mandates significant reductions in federal Medicaid spending, as well as new requirements for eligibility, elimination of ability of certain populations to qualify for Medicaid, and increases in cost-sharing expectations;
•
similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers or services paid out-of-pocket by patients;
•
federal initiatives to reduce expenditures across government, including at agencies related to the provision of healthcare services, such as HHS and CMS;
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
•
the Consolidated Appropriations Act of 2021, the No Surprises Act, regarding which the CMS' continue to issue proposed rules and updates;
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

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $14,308 to $28,619 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

If we are unable to adapt to healthcare reform legislation and other changes in the healthcare industry and in healthcare spending, our business could be harmed.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA. In particular, the OBBBA signed in July 2025 declined to extend the ACA premium tax credits which over 20 million enrollees received, likely resulting in an increase in the number of uninsured. We cannot be certain that there will not be further legislative efforts or judicial challenges to the ACA in the future, or how the ACA will be upheld or changed by the current administration. In addition to judicial challenges, the current administration or U.S. Congress may advance new healthcare policy goals and objectives or reverse existing healthcare policy goals, through statute, regulation and executive order, such as those initiated via the OBBBA.

The OBBBA makes several changes that impact Medicare and Medicaid. The OBBBA mandates significant reductions in federal Medicaid spending and introduces new work requirements for Medicaid recipients aged 19 to 64, unless they qualify for certain exemptions. The OBBBA also narrows Medicaid eligibility for qualified immigrants, and states will be required to conduct eligibility verifications of Medicaid enrollees in the expansion population every six months (unless otherwise exempt), increasing from the previous annual requirement. These changes may lead to decreased Medicaid enrollment, potentially reducing a portion of our patient pool. OBBBA also introduces cost-sharing measures which could deter eligible participants from enrolling in or continuing enrollment. With the federal funding cuts, and states being prohibited from increasing provider taxes to finance their share of Medicaid spending, states may also face budgetary pressures, which may lead to reductions in certain optional Medicaid benefits, reductions in the workforce for the government entities that oversee and administer Medicaid, causing delays, and downward pressure on rates. Finally, the new requirements will necessitate adjustments in our administrative processes to ensure compliance with more frequent eligibility verifications and other reporting standards mandated by federal and state regulatory agencies. Failure to adapt promptly could result in regulatory penalties, sanctions, or loss of eligibility. Until we know the full scope of the impact of the policy changes made by the current administration, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know the extent of any direct or indirect impact on us.

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

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare, such as the OBBBA, and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

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

The privacy and security of PII stored, maintained, received or transmitted electronically is a significant issue in the United States. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness,” “deception,” and “reasonable” as enforced by the Federal Trade Commission and state attorneys general and comprehensive privacy laws in more than 20 states, continue to evolve. Our failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues and in the number of privacy-related lawsuits filed against companies. Any allegations about us, our supported practices or our supported clinicians with regard to the collection, processing, use, disclosure, or security of PII or other privacy-related matters, even if unfounded, could damage our reputation and harm our business.

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

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations include civil monetary penalties of up to $73,011 per violation, not to exceed $2,190,294 for violations of the same standard in a single calendar year (as of 2025, and subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm, with a maximum fine of $250,000 and maximum imprisonment of ten years. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action allowing individuals to bring lawsuits in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

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

The Final Rule, which was published in February 2024, aligned Part 2 penalties with civil and criminal enforcement authorities that apply to HIPAA violations. Additional changes in the Final Rule further harmonize Part 2 with HIPAA and include aligning data breach notification protocols with the HIPAA Breach Notification Rule; allowing single consents for disclosures related to treatment, payment and healthcare operations; and aligning Part 2 Patient Notice requirements with requirements of the HIPAA Notice of Privacy Practices. Notice of Privacy Practices and arrangements with business associates and qualified service organizations will need to be adjusted accordingly. We will have until February 2026 to comply.

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, California implemented the California Confidentiality of Medical Information Act, which imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the "CCPA") gives California residents certain privacy rights in the collection and use of their personal information, and requires businesses to take certain other acts in furtherance of those rights. Failure to comply with the CCPA may result in, among other things, civil penalties of up to $7,500 per violation, as well as a private right of action for certain data breaches. Additionally, California created a data protection agency authorized to implement and enforce the CCPA, which could result in increased enforcement. While the CCPA contains an exemption for PHI subject to HIPAA, we may process other personal information that is subject to the CCPA. In addition, almost 20 other states have now passed comprehensive privacy laws that have taken effect or will come into effect at various times over the next few years.

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

Regulations related to telehealth are still evolving. To the extent regulations become more restrictive, our ability to provide or be reimbursed for certain telehealth services could be impaired.

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

Recent growth in our telehealth services has been facilitated by significant reduction of regulatory and reimbursement barriers for telehealth services, including expansion of reimbursement for telehealth services, and easing of state licensure policies for clinicians, enabling more clinicians to serve patients in more states. In recent years, the Drug Enforcement Agency ("DEA") permitted providers to prescribe certain controlled substances through telehealth without requiring those providers to have conducted an in-person medical evaluation. This flexibility had been set to terminate December 31, 2025; however, the DEA published a notice on November 10, 2025 demonstrating its intent to institute a fourth extension. The notice is presently under review by the Office of Management and Budget, and the details of the extension are not presently known. To the extent these regulations eventually revert to their prior state, our ability to provide certain telehealth services may be impaired, which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of December 31, 2025, we had $282.8 million in principal amount outstanding under our 2024 Credit Agreement. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

As of December 31, 2025, investment entities affiliated with TPG Inc. ("TPG"), affiliates of Silversmith Capital Partners ("Silversmith"), and affiliates of Summit Partners ("Summit" and together with TPG and Silversmith, our "Principal Stockholders"), collectively, beneficially owned approximately 53.7% of our common stock. The Principal Stockholders together will control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of the Board of Directors and other corporate decisions. Even when the Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

The Company's Senior Vice President of IT Security ("SVP of IT Security") has over 35 years of experience in the informational technology field, with 20 years of healthcare IT experience with an emphasis in IT security and computer forensics. The SVP of IT Security has operational responsibility for ensuring the adequacy and effectiveness of the company’s risk management, control and governance processes, who periodically reports to the Operational Risk Committee ("ORC"), responsible for applying the policy decisions and, in coordination with the Chief Technology Officer and Chief Executive Officer, reports to the Board of Directors at least annually or more regularly at the discretion of the ORC.

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

Item 2. Properties

Our corporate headquarters is located in Scottsdale, Arizona pursuant to the terms of an approximately six-year lease that was entered into August 2023 for approximately 6,000 square feet of space. In addition, our subsidiaries and supported practices lease space for clinic services at each of our 572 centers. We believe that our current facilities are adequate to meet our current needs.

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

For a discussion of certain legal proceedings in which we are involved, please read Note 12, Commitments and Contingencies, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “LFST” since June 10, 2021. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of February 17, 2026, there were approximately 28 stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph and related information shows a comparison of the cumulative total return for our common stock, Russell 2000 Composite Index ("Russell 2000") and Russell 2500 Health Care Index ("Russell 2500 Health Care") between June 10, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2025. All values assume an initial investment of $100 and reinvestment of any dividends. However, no dividends have been declared on our common stock to date. The stock price performance on the following graph represents past performance and is not necessarily indicative of possible future stock price performance.

	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
LifeStance Health Group, Inc.	$43.47	$22.56	$35.75	$33.65	$32.15
Russell 2000	$97.73	$77.75	$90.92	$101.41	$114.39
Russell 2500 Health Care	$90.88	$64.95	$67.72	$69.79	$84.91

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

Our Business

We are reimagining mental health through a tech-enabled care delivery model built to expand access, address affordability, improve outcomes and lower overall healthcare costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 8,040 licensed mental health clinicians across 33 states as of December 31, 2025. In 2025, our clinicians treated over 1.0 million unique patients through approximately 9.0 million visits. Our patient-focused platform combines a personalized, digitally powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Regulatory Trends

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA contains a variety of provisions that could impact the healthcare industry with changes to Medicaid programs, including but not limited to, Medicaid renewal and eligibility rules. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028. While we serve Medicaid patients, the OBBBA is not expected to have a material impact on our business and results of operations as a result of the changes to the Medicaid programs.

Key Factors Affecting Our Results

Expanding Center Capacity and Visits Within Existing Centers

We have built a powerful organic growth engine that enables us to drive growth within our existing footprint.

Our Clinicians

As of December 31, 2025, we employed 8,040 psychiatrists, APNs, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinicians' schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits. Clinician productivity impacts our ability to generate revenue and also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 8,040 clinicians employed through our subsidiaries and supported practices, as of December 31, 2025. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of new centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. In 2025, our clinicians treated more than 1.0 million unique patients through approximately 9.0 million visits. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that focuses on improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Our Payors

Our payor relationships, including national contracts with multiple payors, allow access to our services through in-network coverage for their members. We believe the alignment of our model with our payor partners’ population health objectives encourages third-party payors to partner with us. We believe we deliver value to our payor partners in several ways, including access to a national clinician employee base, lower total medical costs, and stronger member and client value proposition through the offering of in-network mental health services. A majority of our revenue is derived from patients with commercial in-network insurance coverage – for the year ended December 31, 2025, our payor mix by revenue was 90% commercial in-network payors, 5% government payors, 4% self-pay and 1% non-patient services revenue. The strength of our payor relationships and our value proposition has historically allowed us to secure rate parity between in-person and virtual visits, either by contract or payor policy. To expand this network and grow access to covered patients, we continue to evaluate new payor relationships and national contracts where we believe the payor's policies and approach to mental healthcare align with our mission, while also seeking to drive regional rate improvement, including terminating certain of our lower-volume payor contracts to support continued investment in our differentiated model for delivering mental healthcare. We believe our payor relationships differentiate us from our competitors and are a critical factor in our ability to expand our market footprint in new regions by leveraging our existing national payor relationships. As we continue to grow, we believe our scale, breadth and access will continue to be enhanced, further strengthening the value of our platform to payors.

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

Acquisitions

We believe the highly fragmented nature of the mental health market provides us with a meaningful opportunity to selectively pursue acquisitions that meet our standards of high-quality clinical care and align with our mission. We believe our guiding principle of creating a national platform built with a patient and clinician focus makes us a partner of choice for smaller, independent practices. Our acquisition strategy has been deployed both to enter new markets and to expand within our existing markets. In new markets, acquisitions have allowed us to establish a presence with high-quality practices with a track record of clinical excellence and in-network payor relationships that can be integrated into our national platform. In existing markets, acquisitions have allowed us to grow our geographic reach and clinician base to expand patient access.

Real Estate Optimization

In connection with our expansion through new centers and acquisitions, in 2023, we announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to our business model driven by a shift to more virtual visits. As a result, we completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases during 2023. We plan to continue to optimize our real estate footprint on a go-forward basis as part of our recurring operations.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Total revenue	$1,424,285	$1,250,970	$1,055,665
Revenue growth	14%	19%	23%
Income (loss) from operations	24,148	(31,613)	(189,134)
Center Margin	461,099	402,399	302,096
Net income (loss)	9,663	(57,443)	(186,262)
Adjusted EBITDA	157,671	119,742	59,042

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

The following table provides a reconciliation of income (loss) from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Income (loss) from operations	$24,148	$(31,613)	$(189,134)
Adjusted for:
Depreciation and amortization	54,753	70,950	80,437
General and administrative expenses (1)	382,198	363,062	410,793
Center Margin	$461,099	$402,399	$302,096

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

A reconciliation of net income (loss) to Adjusted EBITDA is presented below for the periods indicated. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net income (loss).

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Net income (loss)	$9,663	$(57,443)	$(186,262)
Adjusted for:
Interest expense, net	11,662	26,535	21,220
Depreciation and amortization	54,753	70,950	80,437
Income tax provision (benefit)	2,700	(170)	(20,321)
Gain on remeasurement of contingent consideration	—	(1,725)	(3,972)
Stock-based compensation expense	74,701	76,172	99,388
Loss on disposal of assets	123	363	112
Transaction costs (1)	—	827	89
Executive transition costs	1,424	644	636
Litigation costs (2)	1,153	1,591	51,034
Strategic initiatives (3)	—	1,292	3,925
Real estate optimization and restructuring charges (4)	(134)	(309)	10,970
Amortization of cloud-based software implementation costs (5)	1,626	843	—
Other expenses (6)	—	172	1,786
Adjusted EBITDA	$157,671	$119,742	$59,042

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to our acquisitions and to our underwritten public offering completed in the second quarter of 2024.
(2)
Litigation costs, net of insurance recoveries, include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During the years ended December 31, 2025, 2024 and 2023, litigation costs included cash expenses related to certain litigation matters, including a privacy class action litigation and a compensation model class action litigation, and for the years ended December 31, 2024 and 2023, a securities class action litigation.
(3)
Strategic initiatives consist of expenses directly related to a multi-phase system upgrade in connection with our recent and significant expansion. During the years ended December 31, 2024 and 2023, we continued a process of evaluating and adopting critical enterprise-wide systems for (i) human resources management, (ii) clinician credentialing and onboarding process, and for the year ended December 31, 2023, evaluating (iii) a scalable electronic health resources system. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to these enterprise-wide systems. We considered the frequency and scale of this multi-part enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(4)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which include certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint for the year ended December 31, 2023. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures was greater than what would be expected as part of ordinary business operations and did not constitute normal recurring operating activities. During the years ended December 31, 2025 and 2024, real estate optimization and restructuring charges consisted of certain gains and losses related to early lease terminations of previously abandoned real estate leases in 2023. For a discussion of our real estate optimization initiative, please read Note 5, Leases, to our consolidated financial statements included in Part IV, Item 15, of this Annual Report on Form 10-K.
(5)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses included in our consolidated statements of operations and comprehensive income (loss).
(6)
Primarily includes costs incurred to consummate or integrate acquired centers, certain of which are wholly-owned and certain of which are supported practices, in addition to the compensation paid to former owners of acquired centers and related expenses that are not reflective of the ongoing operating expenses of our centers. Acquired center integration and other are components of general and administrative expenses included in our consolidated statements of operations and comprehensive income (loss). Former owner fees is a component of center costs, excluding depreciation and amortization included in our consolidated statements of operations and comprehensive income (loss). These costs are summarized for each period in the table below:

	Year Ended December 31,
	2024	2023
(in thousands)
Acquired center integration (1)	$95	$702
Former owner fees (2)	—	187
Other (3)	77	897
Total	$172	$1,786

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

We have relationships with third-party payors. We determine the transaction price under these contracts based on standard charges for services provided net of price concessions related to contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions provided to patients. The differences between the price at which we expect to receive from patients and the standard billing rates are accounted for as contractual adjustments, discounts or implicit price concessions, which are deducted from gross revenue to arrive at net revenues. Contractual adjustments, discounts and implicit price concessions are based on contractual agreements, discount policies and historical experience. We use historical patient visit rates, our historical mix of services performed and current reimbursement rates to help us analyze and explain historical patient service revenue. To achieve efficiencies and provide consistent access to care for patients across the country, we may negotiate regional or national contracts with certain payors in lieu of location specific agreements. Some of our third-party payor contracts are inherited through acquisitions of practices with existing contracts where we did not have an existing relationship with that payor in the market. During the years ended December 31, 2025, 2024 and 2023, two payors individually exceeded 10% of our revenue. Our payor relationships generally operate across multiple independent regional contracts. We have patients covered by third-party payors, which include commercial health insurers and governmental payors under programs such as Medicare, and uninsured patients. Governmental payors and uninsured patients account for a small portion of our total revenue.

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

Income Tax (Provision) Benefit

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth a summary of our financial results for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
TOTAL REVENUE	$1,424,285	$1,250,970	$1,055,665
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	963,186	848,571	753,569
General and administrative expenses	382,198	363,062	410,793
Depreciation and amortization	54,753	70,950	80,437
Total operating expenses	$1,400,137	$1,282,583	$1,244,799
INCOME (LOSS) FROM OPERATIONS	$24,148	$(31,613)	$(189,134)
OTHER EXPENSE
Gain on remeasurement of contingent consideration	—	1,725	3,972
Transaction costs	—	(827)	(89)
Interest expense, net	(11,662)	(26,535)	(21,220)
Other expense	(123)	(363)	(112)
Total other expense	$(11,785)	$(26,000)	$(17,449)
INCOME (LOSS) BEFORE INCOME TAXES	12,363	(57,613)	(206,583)
INCOME TAX (PROVISION) BENEFIT	(2,700)	170	20,321
NET INCOME (LOSS)	$9,663	$(57,443)	$(186,262)

Total Revenue

Total revenue increased $173.3 million, or 14%, to $1,424.3 million for the year ended December 31, 2025 from $1,251.0 million for the year ended December 31, 2024. This was primarily due to an increase of $174.0 million of patient service revenue slightly offset by a decrease of $0.7 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 657 in total clinicians from organic hiring, resulting in an increase in patient visits of 1.1 million, or 14%. Additionally, TRPV decreased year-over-year primarily driven by a single payor rate decrease partially offset by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting and new center strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $114.6 million, or 14%, to $963.2 million for the year ended December 31, 2025 from $848.6 million for the year ended December 31, 2024. This was primarily due to a $108.2 million increase in center-based compensation due to the increase in patient visits of 1.1 million from the increase in the total number of clinicians from organic hiring. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $6.4 million.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting and new center strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses increased $19.1 million, or 5%, to $382.2 million for the year ended December 31, 2025 from $363.1 million for the year ended December 31, 2024. This was primarily due to increases in salaries, wages and employee benefits of $13.3 million, occupancy costs of $4.9 million and other operating expenses of $3.7 million primarily as a result of marketing expenses. The increase was slightly offset by decreases in stock-based compensation expense of $1.5 million and third-party consulting costs and one-time costs associated with our strategic initiatives related to the multi-phase system upgrade in connection with our recent and significant expansion of $1.3 million during the year ended December 31, 2024 with no similar expense during the year ended December 31, 2025.

We expect our general and administrative expenses to increase in the foreseeable future due to our planned investments to support company growth.

Depreciation and amortization

Depreciation and amortization expense decreased $16.2 million to $54.8 million for the year ended December 31, 2025 from $71.0 million for the year ended December 31, 2024. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest expense, net

Interest expense, net decreased $14.8 million to $11.7 million for the year ended December 31, 2025 from $26.5 million for the year ended December 31, 2024. This decrease was primarily due to lower interest rates on borrowings outstanding under the 2024 Credit Agreement and the occurrence of a one-time extinguishment of debt charge of $5.0 million related to the termination of the 2022 Credit Agreement (as defined below) during the year ended December 31, 2024.

Income Tax (Provision) Benefit

Income tax (provision) benefit decreased $2.9 million to a provision of $2.7 million for the year ended December 31, 2025 from a benefit of $0.2 million for the year ended December 31, 2024 primarily due to being in a taxable income position and non-deductible equity awards for the year ended December 31, 2025.

Comparison of the Years Ended December 31, 2024 and 2023

See discussion of the comparison of the years ended December 31, 2024 and 2023 in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025, Part II - Item 7. “—Management's Discussion and Analysis of Financial Condition—Results of Operations”.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our new center strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on December 19, 2024, by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2024 Credit Agreement"). We had cash and cash equivalents of $248.6 million and $154.6 million as of December 31, 2025 and 2024, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our December 31, 2025 financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of December 31, 2025 and 2024, there was an aggregate principal amount of $282.8 million and $290.0 million outstanding under the 2024 Credit Agreement, respectively. As of December 31, 2025, our non-cancellable future minimum operating lease payments totaled $230.5 million.

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

The 2024 Credit Agreement also contains a maximum Total Net Leverage Ratio (as defined therein) financial maintenance covenant that requires the Total Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 4.50:1.00. Additionally, the 2024 Credit Agreement also contains a maximum Interest Coverage Ratio (as defined therein) financial maintenance covenant that requires the Interest Coverage Ratio as of the last day of each fiscal quarter to not be less than 3.00:1.00. As of December 31, 2025, we were in compliance with all financial covenants under the 2024 Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$146,151	$107,260	$(16,884)
Net cash used in investing activities	(36,125)	(21,566)	(60,340)
Net cash (used in) provided by financing activities	(15,955)	(9,947)	47,427
Net increase (decrease) in cash and cash equivalents	$94,071	$75,747	$(29,797)
Cash and cash equivalents, beginning of period	154,571	78,824	108,621
Cash and cash equivalents, end of period	$248,642	$154,571	$78,824

Cash Flows Provided By (Used In) Operating Activities

During the year ended December 31, 2025, operating activities provided $146.2 million of cash, primarily impacted by our $9.7 million net income and non-cash charges of $176.8 million and slightly offset by net cash used by changes in operating assets and liabilities of $40.3 million. During the year ended December 31, 2024, operating activities provided $107.3 million of cash, primarily impacted by our $57.4 million net loss, net cash used by changes in operating assets and liabilities of $27.4 million and offset by non-cash charges of $192.1 million.

Cash Flows Used In Investing Activities

During the year ended December 31, 2025, investing activities used $36.1 million of cash resulting from our purchases of property and equipment. During the year ended December 31, 2024, investing activities used $21.6 million of cash resulting from our purchases of property and equipment.

Cash Flows (Used In) Provided By Financing Activities

During the year ended December 31, 2025, financing activities used $16.0 million of cash, resulting primarily from payments of taxes related to net share settlement of equity awards of $8.7 million and payments of loan obligations of $7.3 million. During the year ended December 31, 2024, financing activities used $9.9 million of cash, resulting primarily from borrowings of $287.8 million under the 2024 Credit Agreement, partially offset by payments of loan obligations of $289.5 million, payments of debt issue costs of $1.8 million and payments of contingent consideration of $6.4 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Annual Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and variable interest entities consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the years ended December 31, 2025, 2024 and 2023. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. Our critical accounting estimates are described below.

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

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. Management's annual goodwill impairment analyses in 2025 and 2024 indicated that goodwill was not impaired.

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

Interest Rate Risk

Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We may from time to time utilize interest rate swaps to manage overall borrowing costs under our credit facilities and reduce exposure to adverse fluctuations in interest rates.

As of December 31, 2025, we had an aggregate principal amount of $282.8 million outstanding under our credit facilities. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment and due to the material weaknesses described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

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

Our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan for Material Weaknesses

We are in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. As of December 31, 2025, our remediation measures are ongoing and include the following:

•
hired an IT Manager with Sarbanes-Oxley Act experience who specializes in IT controls;
•
performing real-time training to ensure a clear understanding of risk assessment, controls and monitoring activities related to financial processes and IT general controls related to financial reporting;
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
•
development and implementation of program change management controls, including new or material modifications, related to testing, authorization and implementation of program and data changes affecting financial IT applications and accounting records; and
•
development and implementation of backup, monitoring and restoration controls for various applications, including payroll and revenue.

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

Actions Taken During 2025

The following remediation efforts were completed during the year ended December 31, 2025:

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

•
We have designed and enhanced controls related to payroll and related expenses to ensure complete, accurate and timely reporting and recording;
•
We have designed and enhanced controls related to the financial statement close process to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
We have enhanced controls related to patch management to ensure software is up-to-date and utilizing the most recent security;
•
We have enhanced controls related to IT policies that ensure compliance with the Sarbanes-Oxley Act;
•
We have enhanced controls related to computer operations to ensure that data backups are authorized and monitored;
•
We have enhanced user access controls to ensure appropriate segregation of duties, to adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel and to ensure that user access is periodically reviewed;
•
We have designed and enhanced segregation of duties controls across key infrastructure that ensures change controls are not circumvented;
•
We have designed and enhanced user access controls to ensure that user access procedures are in place for the provisioning and deprovisioning of privileged access to financial applications, programs, and data to appropriate company personnel;
•
We have enhanced controls related to authentication for financially significant applications to ensure access is restricted to the appropriate company personnel and additionally, have accelerated the implementation of single sign-on for multiple applications to further reduce risk;
•
We have designed controls over the software development life cycle to ensure that newly implemented applications and systems are properly planned, approved, executed and then tested for quality assurance purposes; and
•
We have designed and enhanced controls over System and Organization Controls reports of vendors to ensure all internal and external risks are addressed and that the Company is currently mapping the necessary complimentary user entity controls.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in "Actions Taken During 2025" above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During our fiscal quarter ended December 31, 2025, one of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Robert Bessler, Director

On December 17, 2025, Robert Bessler, Director, entered into a Rule 10b5-1 trading plan pursuant to which Mr. Bessler, acting through a broker, may sell up to an aggregate of 1,500,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from March 24, 2026 to March 31, 2027. The plan is scheduled to terminate on March 31, 2027, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Bessler or the broker, or as otherwise provided in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2025 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(b)
The exhibits listed in the following “Exhibits Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of LifeStance Health Group, Inc.	8-K	001-40478	3.1	6/15/2021
3.2	Second Amended and Restated Bylaws of LifeStance Health Group, Inc.	8-K	001-40478	3.1	3/9/2023
4.1	Form of Common Stock Certificate	S-1/A	333-256202	4.1	6/1/2021
4.2	Description of Securities	10-K	001-40478	4.2	3/17/2022
10.1	Registration Rights Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.1	6/15/2021
10.2	Stockholders Agreement, dated as of June 9, 2021, by and among the Company and each of the other persons from time to time party thereto	8-K	001-40478	10.2	6/15/2021
10.3+	Employment Agreement, dated September 7, 2022, between LifeStance Health Group, Inc. and Kenneth Burdick	10-Q	001-40478	10.8	11/9/2022
10.4+	First Amendment to Employment Agreement, dated March 3, 2025, between LifeStance Health Group, Inc. and Kenneth Burdick	10-Q	001-40478	10.1	5/7/2025
10.5+	Employment Agreement, dated as of November 2, 2022, between LifeStance Health Group, Inc. and David Bourdon	10-K	001-40478	10.30	3/9/2023
10.6+	First Amendment to Employment Agreement, dated March 3, 2025, between LifeStance Health Group, Inc. and David Bourdon	10-Q	001-40478	10.2	5/7/2025
10.7+	Employment Agreement, dated February 25, 2025, between LifeStance Health Group, Inc. and Ryan McGroarty	10-Q	001-40478	10.3	5/7/2025
10.8+	LifeStance Health Group, Inc. 2021 Equity Incentive Plan	8-K	001-40478	10.4	6/15/2021
10.9+	LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan	8-K	001-40478	10.5	6/15/2021
10.10+	LifeStance Health Group, Inc. 2021 Cash Incentive Plan	8-K	001-40478	10.6	6/15/2021
10.11	Form of Indemnification Agreement between LifeStance Health Group, Inc. and each of its directors and executive officers	S-1	333-256202	10.17	5/17/2021
10.12	Form of Management Services Agreement with Supported Practices	S-1	333-256202	10.19	5/17/2021
10.13+	Form of RSU Agreement under the 2021 Plan	S-1/A	333-256202	10.12	6/1/2022
10.14+	Form of Notice of Amended Award Terms for Class B Unit Award Agreement	S-1/A	333-256202	10.13	6/1/2022
10.15+	Form of Non-Qualified Stock Option Agreement	10-Q	001-40478	10.10	11/9/2022
10.16+	Form of RSU Agreement (Time) (Sell to Cover) under the 2021 Plan	10-K	001-40478	10.28	3/9/2023
10.17+	Form of RSU Agreement (Time and Performance) (Sell to Cover) under the 2021 Plan	10-K	001-40478	10.29	3/9/2023
10.18+	Severance and Change in Control Policy	10-Q	001-40478	10.6	8/10/2022
10.19	Credit Agreement, dated as of December 19, 2024, among LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., and Capital One, National Association	10-K	001-40478	10.19	2/27/2025
10.20+	Separation and Release of Claims Agreement, dated as of May 9, 2025, between LifeStance Health Group, Inc. and Pablo Pantaleoni	10-Q	001-40478	10.1	8/7/2025
10.21+	Employment Agreement, dated as of May 12, 2025, between LifeStance Health Group, Inc. and Vaughn Paunovich	10-Q	001-40478	10.2	8/7/2025
19.1	LifeStance Health Group, Inc. Insider Trading Policy	10-K	001-40478	19.1	2/27/2025
21.1	List of subsidiaries of LifeStance Health Group, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of					X

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	LifeStance Health Group, Inc. Policy for Recoupment of Incentive Compensation	10-K	001-40478	97.1	2/28/2024

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	The Cover page from the Annual Report on Form 10-K of LifeStance Health Group, Inc. for the year ended December 31, 2025 formatted in Inline XBRL

+ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeStance Health Group, Inc.

Date: February 25, 2026	By:	/s/ David Bourdon
David Bourdon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bourdon	Chief Executive Officer and Director	February 25, 2026
David Bourdon	(Principal Executive Officer)

/s/ Ryan McGroarty	Chief Financial Officer and Treasurer	February 25, 2026
Ryan McGroarty	(Principal Financial and Accounting Officer)

/s/ Kenneth Burdick	Executive Chairperson of the Board of Directors	February 25, 2026
Kenneth Burdick

/s/ Robert Bessler	Director	February 25, 2026
Robert Bessler

/s/ Darren Black	Director	February 25, 2026
Darren Black

/s/ Teresa DeLuca	Director	February 25, 2026
Teresa DeLuca

/s/ Eric Palmer	Director	February 25, 2026
Eric Palmer

/s/ Sarah Personette	Director	February 25, 2026
Sarah Personette

/s/ Jeffrey Rhodes	Director	February 25, 2026
Jeffrey Rhodes

/s/ Eric Shuey	Director	February 25, 2026
Eric Shuey

/s/ Katherine Wood	Director	February 25, 2026
Katherine Wood

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LifeStance Health Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LifeStance Health Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not (i) designing and maintaining an effective control environment commensurate with the Company's financial reporting requirements due to an insufficient complement of resources in the accounting/finance and IT functions, with an appropriate level of knowledge, experience and training, (ii) maintaining formal accounting policies and procedures, and not designing and maintaining effective controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries, and (iii) designing and maintaining effective controls over IT general controls for information systems that are relevant to the preparation of the consolidated financial statements related to (a) program change management controls, (b) user access controls, (c) computer operations controls, and (d) testing and approval controls for program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Valuation of Patient Accounts Receivable, Net

As described in Note 2 to the consolidated financial statements, total revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. The Company reports revenue net of price concessions provided to patients. The differences between the price at which the Company expects to receive from patients and the standard billing rates are accounted for as contractual adjustments, discounts or implicit price concessions, which are deducted from gross revenue to arrive at net revenue. Patient accounts receivable are carried at the original charge for the services provided adjusted for explicit and implicit price concessions. Management regularly reviews data about the major payor sources of revenue and determines its estimates based on contractual agreements, its discount policies, and its historical experience. Patient accounts receivable, net were $95.7 million as of December 31, 2025.

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

February 25, 2026

We have served as the Company's auditor since 2020.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value)

	December 31,
	2025	2024
CURRENT ASSETS
Cash and cash equivalents	$248,642	$154,571
Patient accounts receivable, net	95,710	131,802
Prepaid expenses and other current assets	71,848	26,137
Total current assets	416,200	312,510
NONCURRENT ASSETS
Property and equipment, net	161,583	166,041
Right-of-use assets	149,720	147,878
Intangible assets, net	177,665	190,799
Goodwill	1,293,346	1,293,346
Other noncurrent assets	5,419	7,724
Total noncurrent assets	1,787,733	1,805,788
Total assets	$2,203,933	$2,118,298
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,122	$7,242
Accrued payroll expenses	143,327	117,461
Other accrued expenses	42,187	46,942
Operating lease liabilities, current	45,544	49,449
Other current liabilities	14,782	7,792
Total current liabilities	251,962	228,886
NONCURRENT LIABILITIES
Long-term debt, net	265,927	279,790
Operating lease liabilities, noncurrent	148,553	148,699
Deferred tax liability, net	16,408	14,329
Other noncurrent liabilities	68	309
Total noncurrent liabilities	430,956	443,127
Total liabilities	$682,918	$672,013
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of December 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of December 31, 2025 and December 31, 2024; 388,318 and 382,735 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3,883	3,827
Additional paid-in capital	2,325,758	2,259,818
Accumulated other comprehensive income	—	929
Accumulated deficit	(808,626)	(818,289)
Total stockholders' equity	1,521,015	1,446,285
Total liabilities and stockholders’ equity	$2,203,933	$2,118,298

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive income (loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
TOTAL REVENUE	$1,424,285	$1,250,970	$1,055,665
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	963,186	848,571	753,569
General and administrative expenses	382,198	363,062	410,793
Depreciation and amortization	54,753	70,950	80,437
Total operating expenses	$1,400,137	$1,282,583	$1,244,799
INCOME (LOSS) FROM OPERATIONS	$24,148	$(31,613)	$(189,134)
OTHER EXPENSE
Gain on remeasurement of contingent consideration	—	1,725	3,972
Transaction costs	—	(827)	(89)
Interest expense, net	(11,662)	(26,535)	(21,220)
Other expense	(123)	(363)	(112)
Total other expense	$(11,785)	$(26,000)	$(17,449)
INCOME (LOSS) BEFORE INCOME TAXES	12,363	(57,613)	(206,583)
INCOME TAX (PROVISION) BENEFIT	(2,700)	170	20,321
NET INCOME (LOSS)	$9,663	$(57,443)	$(186,262)
EARNINGS (LOSS) PER SHARE
Basic	$0.03	$(0.15)	$(0.51)
Diluted	$0.02	$(0.15)	$(0.51)
Weighted-average shares outstanding
Basic	386,016	379,147	367,457
Diluted	391,136	379,147	367,457

NET INCOME (LOSS)	$9,663	$(57,443)	$(186,262)
OTHER COMPREHENSIVE LOSS
Unrealized losses on cash flow hedge, net of tax	(929)	(1,374)	(971)
COMPREHENSIVE INCOME (LOSS)	$8,734	$(58,817)	$(187,233)

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	375,964	$3,761	$2,084,324	$3,274	$(572,636)	$1,518,723
Net loss	—	—	—	—	(186,262)	(186,262)
Adoption of ASU 2016-13	—	—	—	—	(1,948)	(1,948)
Issuance of common stock upon vesting of restricted stock units	4,831	48	(48)	—	—	—
Forfeitures	(2,070)	(20)	(3,379)	—	—	(3,399)
Other comprehensive loss	—	—	—	(971)	—	(971)
Stock-based compensation expense	—	—	102,787	—	—	102,787
Balances at December 31, 2023	378,725	$3,789	$2,183,684	$2,303	$(760,846)	$1,428,930
Net loss	—	—	—	—	(57,443)	(57,443)
Issuance of common stock upon vesting of restricted stock units	7,221	71	(71)	—	—	—
Forfeitures	(3,211)	(33)	33	—	—	—
Other comprehensive loss	—	—	—	(1,374)	—	(1,374)
Stock-based compensation expense	—	—	76,172	—	—	76,172
Balances at December 31, 2024	382,735	$3,827	$2,259,818	$929	$(818,289)	$1,446,285
Net income	—	—	—	—	9,663	9,663
Issuance of common stock upon vesting of restricted stock units	6,570	66	(8,771)	—	—	(8,705)
Forfeitures	(987)	(10)	10	—	—	—
Other comprehensive loss	—	—	—	(929)	—	(929)
Stock-based compensation expense	—	—	74,701	—	—	74,701
Balances at December 31, 2025	388,318	$3,883	$2,325,758	$—	$(808,626)	$1,521,015

The accompanying Notes are an integral part of these consolidated financial statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,663	$(57,443)	$(186,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,753	70,950	80,437
Non-cash operating lease costs	41,907	39,502	39,987
Stock-based compensation	74,701	76,172	99,388
Deferred income taxes	2,422	(958)	(21,920)
Loss on debt extinguishment	—	5,032	—
Amortization of discount and debt issue costs	1,019	1,666	2,101
Gain on remeasurement of contingent consideration	—	(1,725)	(3,972)
Other, net	2,030	1,431	7,080
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	36,092	(6,397)	(24,175)
Prepaid expenses and other current assets	(46,685)	(3,332)	(3,070)
Accounts payable	(1,563)	501	(5,605)
Accrued payroll expenses	25,866	14,984	26,484
Operating lease liabilities	(48,129)	(46,748)	(37,564)
Other accrued expenses	(5,925)	13,625	10,207
Net cash provided by (used in) operating activities	$146,151	$107,260	$(16,884)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,125)	(21,566)	(40,520)
Acquisitions of businesses, net of cash acquired	—	—	(19,820)
Net cash used in investing activities	$(36,125)	$(21,566)	$(60,340)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	—	287,809	57,753
Payments of debt issue costs	—	(1,818)	(188)
Payments of long-term debt	(7,250)	(289,494)	(2,470)
Payments of contingent consideration	—	(6,444)	(7,668)
Taxes related to net share settlement of equity awards	(8,705)	—	—
Net cash (used in) provided by financing activities	$(15,955)	$(9,947)	$47,427
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,071	75,747	(29,797)
Cash and cash equivalents - beginning of period	154,571	78,824	108,621
CASH AND CASH EQUIVALENTS – END OF PERIOD	$248,642	$154,571	$78,824
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$17,800	$24,992	$21,044
Cash paid for taxes, net of refunds	$1,574	$57	$80
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration incurred in acquisitions of businesses	$—	$—	$1,985
Acquisition of property and equipment included in liabilities	$2,898	$1,469	$3,827

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

The chief operating decision maker assesses performance for the mental health services segment and decides how to allocate resources based on net income (loss), which is reported on the accompanying consolidated statements of operations and comprehensive income (loss) as net income (loss). Net income (loss) is used to monitor budget versus actual results for assessment of segment performance. The chief operating decision maker considers budget-to-actual variances on a monthly basis when making decisions about allocating resources and assessing the performance of the segment. The chief operating decision maker utilizes consolidated expense information regularly provided in the budget-to-actual analysis in order to assist with assessing performance and deciding how to allocate resources, which align with the consolidated expense categories as disclosed on the face of the accompanying consolidated statements of operations and comprehensive income (loss).

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs' total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at December 31, 2025 and 2024.

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

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss) in the period realized.

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

The Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases. Operating lease and variable lease costs are included in center costs, excluding depreciation and amortization and general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Variable lease costs are the portion of lease payments that are not fixed over the lease term. Variable lease costs include real estate payments that are adjusted periodically for inflation or other variables as well as payments for taxes and insurance. The Company expenses variable lease costs in the period incurred.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There was no impairment of long-lived assets for the years ended December 31, 2025 and 2024 and an immaterial impairment of long-lived assets for the year ended December 31, 2023.

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

RSUs are granted to certain employees and other service providers subject to certain service-based or service- and performance-based vesting conditions. The ultimate number of shares that are issued in respect of the performance-based RSUs are based on actual performance over a three or four-year performance period and ranging from zero to 200% of the performance-based RSUs subject to the award. Each fiscal year within the award period represents a separately vesting tranche of the award. For a portion of the performance-based RSUs, as the performance conditions have not been established beyond the first year of the award, a grant date has not yet been established for the remaining annual periods of these performance-based RSUs.

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

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more-likely-than-not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).

Advertising and Marketing Costs

Advertising and marketing costs include all communications and campaigns to the Company’s clients and target audience. Advertising costs are charged to expense as they are incurred in general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income (loss). Advertising expense for the years ended December 31, 2025, 2024 and 2023, were $15,818, $12,567 and $9,399, respectively.

Debt Issue Costs

For term loans, debt discount and debt issue costs are presented net within total long-term debt and amortized using the effective interest rate method over the term of the loan. For revolving loans and delayed draw term loan commitments, the Company presents the debt issue costs as an asset and amortizes the costs on a straight-line basis over the term of the revolving loan and delayed draw term loan commitment, respectively. Amortization of discount and debt issue costs, which includes loss on debt extinguishment, is recorded as interest expense in the consolidated statements of operations and comprehensive income (loss) and amounted to $1,019, $6,698 and $2,101 for the years ended December 31, 2025, 2024 and 2023, respectively.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains or losses on interest rate swaps. Unrealized gains or losses on interest rate swaps are net of any reclassification adjustments for realized gains and losses included in the consolidated statements of operations and comprehensive income (loss).

Earnings Per Share

Earnings per share is computed in conformity with the two-class method required for participating securities. Basic earnings per share is computed using the weighted-average number of common shares of the Company outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares of the Company outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method. In periods when the Company has a net loss, stock-based awards are excluded from the calculation of diluted net loss per share as their inclusion would have an antidilutive effect.

Retirement Plan

The Company maintains a profit sharing and retirement savings 401(k) plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. The Company 401(k) Plan provides for a 401(k) matching program under which the Company will match 100% of the employees’ contribution up to 3% of the employees’ compensation, plus 50% of salary deferrals between 3% and 5% of employees’ compensation. The matching contribution is subject to certain eligibility and vesting conditions. The Company recorded expense of $24,156, $21,591 and $18,846 for the years ended December 31, 2025, 2024 and 2023, respectively, for discretionary matching and profit-sharing contributions to the 401(k) Plan.

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

Professional Liability Insurance

The Company maintains a professional liability insurance policy with a third-party insurer on a claims-made basis. The reserve for professional liability includes a claims-made basis of reported losses and amounts for incurred but not reported losses utilizing actuarial studies of historical and industry data (see Note 12).

Concentrations of Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and patient accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S., its deposits, at times, may exceed federally insured limits. The Company does not have any individual customer that exceeded 10% of the Company’s patient accounts receivable balance at December 31, 2025 and 2024. Two payors individually exceeded 10% of the Company’s patients accounts receivable balance at December 31, 2025 and 2024. These payors comprise 22% and 12% of the patient accounts receivable balance, respectively, as of December 31, 2025, and 19% and 15%, respectively, as of December 31, 2024.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The adoption of the amendments in ASU 2023-09 impacted the Company's disclosures in the notes to the consolidated financial statements and did not have a material impact on its consolidated balance sheets, results of operations or cash flows.

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

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Year Ended December 31,
	2025		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$1,281,322	90%	$1,137,919	91%	$960,128	91%
Government	76,141	5%	57,882	5%	44,653	4%
Self-pay	56,194	4%	43,883	3%	40,797	4%
Total patient service revenue	1,413,657	99%	1,239,684	99%	1,045,578	99%
Nonpatient service revenue	10,628	1%	11,286	1%	10,087	1%
Total	$1,424,285	100%	$1,250,970	100%	$1,055,665	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Year Ended December 31,
	2025	2024	2023
Payor A	14%	17%	19%
Payor B	15%	15%	13%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2025	2024
Leasehold improvements	$194,653	$178,407
Computers and peripherals	25,237	25,334
Internal-use software	11,269	11,642
Furniture, fixtures and equipment	48,045	43,815
Medical equipment	1,073	842
Construction in process	13,380	7,874
Total	$293,657	$267,914
Less: Accumulated depreciation	(132,074)	(101,873)
Total property and equipment, net	$161,583	$166,041

Depreciation expense consists of the following:

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$41,619	$40,677	$37,372

NOTE 5 LEASES

The Company leases its office facilities and office equipment which are accounted for as operating leases. Some leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from one to seven years.

The components of lease expense for the Company's operating leases in its consolidated statements of operations and comprehensive income (loss) were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$56,923	$55,070	$56,677

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	4.2	4.1
Weighted-average discount rate	7.76%	7.50%

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$66,532	$64,851	$63,363
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$44,208	$17,018	$16,020

The future minimum lease payments under noncancellable operating leases as of December 31, 2025 are as follows:

Year Ended December 31,	Amount
2026	$58,911
2027	57,832
2028	45,197
2029	29,877
2030	19,214
Thereafter	19,484
Total lease payments	$230,515
Less: imputed interest	(36,418)
Total lease liabilities	$194,097

Real Estate Optimization and Restructuring Charges

In 2023, the Company announced a strategic re-focus, to prioritize resources and close certain centers as a direct result of changes to the Company's business model driven by a shift to more virtual visits initiated by the COVID-19 pandemic. During the year ended December 31, 2023, the Company substantially completed a significant reduction in physical space and exited several underoccupied offices by both negotiating terminations of and abandoning certain real estate leases. The Company accounts for real estate optimization restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 360-10, Property, Plant, and Equipment. The costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2023, the Company recorded $10,970 of office space reductions, including primarily of $4,734 of right-of-use asset impairment, $4,618 of property and equipment disposal and impairment costs, and $2,419 of gains related to early lease terminations. The portion of these amounts to be settled by cash disbursements was accounted for as an exit cost liability within other current liabilities and other noncurrent liabilities within the consolidated balance sheets and are not material as of December 31, 2025 and 2024.

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $1,293,346 as of December 31, 2025 and 2024. There have been no changes to the goodwill carrying value during the periods.

Intangible Assets

Intangible assets consist of the following:

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(36,319)	$375	4.0
LifeStance trade names	235,500	(58,957)	176,543	22.5
Non-competition agreements	94,535	(93,788)	747	4.2
Total intangible assets	$366,729	$(189,064)	$177,665

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(35,039)	$1,655	4.0
LifeStance trade names	235,500	(48,490)	187,010	22.5
Non-competition agreements	94,535	(92,401)	2,134	4.2
Total intangible assets	$366,729	$(175,930)	$190,799

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$13,134	$30,273	$43,065

The future amortization of intangible assets as of December 31, 2025 is as follows:

Year Ended December 31,	Amount
2026	$11,385
2027	10,671
2028	10,467
2029	10,467
2030	10,467
Thereafter	124,208
Total	$177,665

NOTE 7 PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ACCRUED EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31,
	2025	2024
Prepaid compensation and other	$48,130	$11,011
Other receivables	3,790	223
Other current assets	19,928	14,903
Total	$71,848	$26,137

Other accrued expenses consist of the following:

	December 31,
	2025	2024
Patient credits payable	$12,732	$18,433
Accrual for goods/services received, not invoiced	5,242	7,396
Accrued professional fees	8,151	6,976
Other accrued expense	16,062	14,137
Total	$42,187	$46,942

NOTE 8 FAIR VALUE MEASUREMENTS

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

For the years ended December 31, 2025, 2024 and 2023, the Company included immaterial gains on the hedged instrument (variable-rate borrowings) in the same line item (interest expense, net) as the offsetting gain on the related interest rate swap in the consolidated statements of operations and comprehensive income (loss).

The following table summarizes the location of the interest rate swap in the consolidated balance sheets:

	Consolidated balance sheets location	December 31, 2024
Interest rate swap	Prepaid expenses and other current assets	$1,272

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31,
	2025	2024
Assets Measured at Fair Value
Money market funds	$175,520	$119,616
Level 1	$175,520	$119,616
Interest rate swap asset	$—	$1,272
Level 2	$—	$1,272
Total assets measured at fair value	$175,520	$120,888

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

The proceeds from the 2024 Credit Agreement term loans were used to repay in full and extinguish the 2022 Credit Agreement in the year ended December 31, 2024. In relation to the extinguishment of the 2022 Credit Agreement, the Company recognized an extinguishment of debt charge within interest expense of $5,032 consisting of the write-off of unamortized debt issue costs associated with the extinguished term loans.

The 2024 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at December 31, 2025 and 2024.

Long-term debt consists of the following:

	December 31,
	2025	2024
Term loan	$282,750	$290,000
Less: Current portion of long-term debt	(14,500)	(7,250)
Less: Unamortized discount and debt issue costs (1)	(2,323)	(2,960)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$265,927	$279,790
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the consolidated balance sheets. Unamortized debt issue costs related to revolving loans are presented within other noncurrent assets on the consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the consolidated balance sheets.

Interest expense, net consists of the following:

	Year Ended December 31,
	2025	2024	2023
Interest expense, net	$11,662	$26,535	$21,220

Future principal payments on long-term debt as of December 31, 2025 are as follows:

Year Ended December 31,	Amount
2026	$14,500
2027	14,500
2028	21,750
2029	232,000
Total	$282,750

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the consolidated balance sheets. The fair value of long-term debt at December 31, 2025 and 2024 was $277,146 and $287,109, respectively.

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

There are no amounts outstanding on the revolving loan as of December 31, 2025 and 2024.

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

Restricted Stock

The following is a summary of RSA transactions as of and for the years ended December 31, 2025 and 2024:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2023	5,479	$11.98
Vested	(13)	11.98
Forfeited	(3,211)	11.98
Unvested, December 31, 2024	2,255	$11.98
Vested	—	11.98
Forfeited	(987)	11.98
Unvested, December 31, 2025	1,268	$11.98

Restricted Stock Units

The following is a summary of RSU transactions as of and for the years ended December 31, 2025 and 2024:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2023	23,378	$7.24
Granted	13,671	6.92
Vested	(7,221)	8.38
Canceled and forfeited	(5,825)	7.19
Outstanding, December 31, 2024	24,003	$6.72
Granted	12,669	7.66
Vested	(6,570)	6.95
Canceled and forfeited	(4,250)	7.30
Outstanding, December 31, 2025	25,852	$7.02

Stock Options

The following is a summary of stock option activity as of and for the years ended December 31, 2025 and 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	13,476	$7.42	8.70	$5,565
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, December 31, 2024	13,476	$7.42	6.43	$2,300
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, December 31, 2025	13,476	$7.42	5.43	$1,888
Exercisable at December 31, 2025	3,369	$7.42	5.46	$472
Vested or expected to vest at December 31, 2025	13,476	$7.42	5.43	$1,888

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSAs, RSUs, and stock options within general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense	$74,701	$76,172	$99,388

As of December 31, 2025, the Company had $107,621 in unrecognized compensation expense related to all non-vested RSUs and stock options that will be recognized over the weighted-average remaining service period of 2.3 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits the grant to eligible employees of the Company and its participating subsidiaries of options to purchase shares of the Company’s common stock.

The aggregate number of shares of the Company common stock available for purchase pursuant to the exercise of options under the ESPP was 6,817 shares, plus an automatic annual increase, as of January 1 of each year beginning in 2022 and continuing through and including 2031, equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year, up to a maximum of 42,500 shares of the Company’s common stock in the aggregate. On January 1, 2025, the number of shares of common stock reserved and available for issuance under the ESPP increased by 3,827 shares. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the grant date or the exercise date.

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

As of December 31, 2025 and 2024, no shares of common stock have been purchased under the Company’s ESPP.

NOTE 11 INCOME TAXES

The provision (benefit) for income taxes is comprised of the following components:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$230	$463	$—
State	452	325	1,589
Total current	682	788	1,589
Deferred:
Federal	3,549	836	(17,134)
State	(1,531)	(1,794)	(4,776)
Total deferred	2,018	(958)	(21,910)
Total income tax provision (benefit)	$2,700	$(170)	$(20,321)

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2025	2024
Deferred tax assets
Accruals and reserves	$8,842	$5,988
Net operating losses	41,857	41,015
Stock-based compensation	13,699	11,723
Interest limitation	9,080	15,910
Charitable contributions	2,303	2,422
Operating lease liabilities	50,018	50,632
Gross deferred tax assets	125,799	127,690
Valuation allowance	(13,205)	(18,951)
Net deferred tax assets	112,594	108,739
Deferred tax liabilities
Property and equipment	(23,938)	(22,707)
Intangible assets	(66,499)	(62,634)
Right-of-use assets	(38,565)	(37,727)
Gross deferred tax liabilities	(129,002)	(123,068)
Net deferred tax liability	$(16,408)	$(14,329)

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

	Year Ended December 31, 2025
	Amount	%
U.S. federal statutory rate	$2,596	21.0%
State and local income taxes, net of federal benefit(1)	(881)	(7.1%)
Effects of changes in tax laws or rates enacted in the current period	946	7.7%
Nontaxable or nondeductible items:
Stock-based compensation	(337)	(2.7%)
IRC Section 162M limitation	5,733	46.4%
Other	135	1.0%
Changes in valuation allowance	(5,716)	(46.2%)
Other adjustments	224	1.7%
Effective tax rate	$2,700	21.8%

(1)
State and local taxes in Texas, Georgia, and New Hampshire made up the majority (greater than 50%) of the tax effect in this category.

Prior to the adoption of ASU 2023-09, the effective income tax rate for the years ended December 31, 2024 and 2023 differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
Tax provision at U.S. federal statutory rate	$(12,099)	21.0%	$(43,382)	21.0%
State and local income taxes, net of federal benefit	(1,193)	2.1%	(5,705)	2.8%
Stock-based compensation	3,701	(6.4%)	4,343	(2.1%)
IRC Section 162M limitation	5,070	(8.8%)	10,458	(5.1%)
Valuation allowance	3,977	(6.9%)	13,549	(6.6%)
Other adjustments	374	(0.7%)	416	(0.2%)
Effective tax rate	$(170)	0.3%	$(20,321)	9.8%

Differences between the statutory rate are primarily the result of permanent book/tax differences between non-deductible equity awards, valuation allowance activity and state income taxes.

As of December 31, 2025, the Company has $160,830 of federal net operating loss carryforwards and $178,925 of state net operating loss carryforwards.

As of December 31, 2024, the Company has $164,547 of federal net operating loss carryforwards and $137,180 of state net operating loss carryforwards.

$1,104 federal net operating loss carryforwards begin to expire in 2037, and the remaining federal net operating loss carryforwards have no expiration. The state net operating loss carryforwards begin to expire in 2028.

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

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company had a valuation allowance of $13,205 and $18,951, respectively, against a portion of its charitable contribution carryforward and net operating loss carryforwards for which realization cannot be considered more likely than not at this time. The valuation allowance decreased by $5,746 and increased by $3,977 for the years ended December 31, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the immediate expensing of domestic research and development expenditures, the reinstatement of 100% bonus depreciation on qualified property, and a change in the limitation on the deduction of business interest expense. The impacts of the new legislation have been reflected in the consolidated financial statements as of and for the year ended December 31, 2025 and are not considered material. The Company will continue to evaluate the impact of the OBBBA as further information becomes available.

Uncertain Income Tax Positions

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States where applicable. The Company's tax returns are still open under the U.S. statute from 2022 to the present. Earlier years may be examined to the extent that loss carryforwards are used in future periods. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company’s consolidated financial statements.

The Company had no amounts accrued for interest and penalties related to tax contingencies for the years ended December 31, 2025 and 2024.

Cash Paid for Income Taxes, Net of Refunds

Cash paid for income taxes paid, net of refunds, consists of the following:

Year Ended December 31, 2025
Federal	$1,280
State and local
Texas	191
Oregon	87
Other	16
Cash paid for income taxes, net of refunds	$1,574

NOTE 12 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The Company's medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of December 31, 2025 and 2024.

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

NOTE 13 EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common shares:

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income (loss) available to common stockholders'	$9,663	$(57,443)	$(186,262)
Denominator
Weighted-average shares - basic	386,016	379,147	367,457
Dilutive effect of outstanding stock-based awards	5,120	—	—
Weighted-average shares - diluted	391,136	379,147	367,457
Earnings (loss) per share
Basic	$0.03	$(0.15)	$(0.51)
Diluted	$0.02	$(0.15)	$(0.51)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The following potentially dilutive shares are excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2025	2024	2023
RSAs, RSUs and stock options	34,335	39,734	42,333