Form 10-Q
period 2026-03-31
LifeStance Health Group, Inc.
filed 2026-05-07
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, the registrant had 387,834,432 shares of common stock, $0.01 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the "SEC") on February 25, 2026, including, among other things:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended March 31, 2026

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	March 31, 2026	December 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$194,797	$248,642
Patient accounts receivable, net	122,916	95,710
Prepaid expenses and other current assets	38,198	71,848
Total current assets	355,911	416,200
NONCURRENT ASSETS
Property and equipment, net	161,468	161,583
Right-of-use assets	151,526	149,720
Intangible assets, net	175,141	177,665
Goodwill	1,296,999	1,293,346
Other noncurrent assets	4,837	5,419
Total noncurrent assets	1,789,971	1,787,733
Total assets	$2,145,882	$2,203,933
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,292	$6,122
Accrued payroll expenses	117,306	143,327
Other accrued expenses	52,408	42,187
Operating lease liabilities, current	47,369	45,544
Other current liabilities	18,357	14,782
Total current liabilities	239,732	251,962
NONCURRENT LIABILITIES
Long-term debt, net	262,459	265,927
Operating lease liabilities, noncurrent	148,821	148,553
Deferred tax liability, net	16,408	16,408
Other noncurrent liabilities	1,046	68
Total noncurrent liabilities	428,734	430,956
Total liabilities	$668,466	$682,918
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of March 31, 2026 and December 31, 2025; 387,813 and 388,318 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,878	3,883
Additional paid-in capital	2,267,921	2,325,758
Accumulated deficit	(794,383)	(808,626)
Total stockholders' equity	1,477,416	1,521,015
Total liabilities and stockholders’ equity	$2,145,882	$2,203,933

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive income

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
TOTAL REVENUE	$403,476	$332,970
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	267,544	223,179
General and administrative expenses	100,330	94,431
Depreciation and amortization	13,318	13,756
Total operating expenses	$381,192	$331,366
INCOME FROM OPERATIONS	$22,284	$1,604
OTHER EXPENSE
Loss on remeasurement of contingent consideration	(5)	—
Transaction costs	(544)	—
Interest expense, net	(1,793)	(3,073)
Other expense	(182)	(1)
Total other expense	$(2,524)	$(3,074)
INCOME (LOSS) BEFORE INCOME TAXES	19,760	(1,470)
INCOME TAX (PROVISION) BENEFIT	(5,517)	2,179
NET INCOME	$14,243	$709
EARNINGS PER SHARE
Basic	$0.04	$0.00
Diluted	$0.04	$0.00
Weighted-average shares outstanding
Basic	387,264	383,272
Diluted	395,084	390,666

NET INCOME	$14,243	$709
OTHER COMPREHENSIVE LOSS
Unrealized losses on cash flow hedge, net of tax	—	(317)
COMPREHENSIVE INCOME	$14,243	$392

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	388,318	$3,883	$2,325,758	$(808,626)	$1,521,015
Net income	—	—	—	14,243	14,243
Issuance of common stock upon vesting of restricted stock units	6,516	65	(24,001)	—	(23,936)
Forfeitures	(21)	—	—	—	—
Repurchases of common stock	(7,000)	(70)	(49,037)	—	(49,107)
Stock-based compensation expense	—	—	15,201	—	15,201
Balances at March 31, 2026	387,813	$3,878	$2,267,921	$(794,383)	$1,477,416

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	382,735	$3,827	$2,259,818	$929	$(818,289)	$1,446,285
Net income	—	—	—	—	709	709
Issuance of common stock upon vesting of restricted stock units	6,104	61	(8,223)	—	—	(8,162)
Forfeitures	(13)	—	—	—	—	—
Other comprehensive loss	—	—	—	(317)	—	(317)
Stock-based compensation expense	—	—	18,584	—	—	18,584
Balances at March 31, 2025	388,826	$3,888	$2,270,179	$612	$(817,580)	$1,457,099

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,243	$709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,318	13,756
Non-cash operating lease costs	10,717	10,231
Stock-based compensation	15,201	18,584
Amortization of discount and debt issue costs	251	251
Other, net	129	357
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(26,953)	(8,568)
Prepaid expenses and other current assets	33,779	(4,515)
Accounts payable	(1,017)	(77)
Accrued payroll expenses	(26,362)	(17,540)
Operating lease liabilities	(9,955)	(11,894)
Other accrued expenses	9,758	(4,386)
Net cash provided by (used in) operating activities	$33,109	$(3,092)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,767)	(7,168)
Acquisitions of businesses, net of cash acquired	(3,144)	—
Net cash used in investing activities	$(13,911)	$(7,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	—	(1,813)
Taxes related to net share settlement of equity awards	(23,936)	(8,162)
Repurchases of common stock	(49,107)	—
Net cash used in financing activities	$(73,043)	$(9,975)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(53,845)	(20,235)
Cash and cash equivalents - beginning of period	248,642	154,571
CASH AND CASH EQUIVALENTS – END OF PERIOD	$194,797	$134,336
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$77	$4,382
Cash paid for taxes, net of refunds	$349	$609
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration incurred in acquisitions of businesses	$1,008	$—
Acquisition of property and equipment included in liabilities	$2,489	$2,348

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there have been no significant changes to these policies.

Basis of Presentation and Principles of Consolidation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC regarding interim financial reporting, which include the accounts of LifeStance, its wholly-owned subsidiaries and variable interest entities ("VIEs") in which LifeStance has an interest and is the primary beneficiary. Pursuant to these rules and regulations, the Company has omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its consolidated financial condition, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s audited financial statements for the year ended December 31, 2025 in the Company's Annual Report on Form 10-K.

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

The chief operating decision maker assesses performance for the mental health services segment and decides how to allocate resources based on net income, which is reported on the accompanying unaudited consolidated statements of operations and comprehensive income as net income. Net income is used to monitor budget versus actual results for assessment of segment performance. The chief operating decision maker considers budget-to-actual variances on a monthly basis when making decisions about allocating resources and assessing the performance of the segment. The chief operating decision maker utilizes consolidated expense information regularly provided in the budget-to-actual analysis in order to assist with assessing performance and deciding how to allocate resources, which align with the consolidated expense categories as disclosed on the face of the accompanying unaudited consolidated statements of operations and comprehensive income.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs' total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at March 31, 2026 and December 31, 2025.

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

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$356,965	88%	$300,877	90%
Government	25,599	6%	17,069	5%
Self-pay	18,275	5%	12,316	4%
Total patient service revenue	400,839	99%	330,262	99%
Nonpatient service revenue	2,637	1%	2,708	1%
Total	$403,476	100%	$332,970	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended March 31,
	2026	2025
Payor A	13%	15%
Payor B	15%	15%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$199,603	$194,653
Computers and peripherals	26,546	25,237
Internal-use software	11,745	11,269
Furniture, fixtures and equipment	49,196	48,045
Medical equipment	1,340	1,073
Construction in process	13,239	13,380
Total	$301,669	$293,657
Less: Accumulated depreciation	(140,201)	(132,074)
Total property and equipment, net	$161,468	$161,583

Depreciation expense consists of the following:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$10,366	$10,290

NOTE 5 LEASES

The Company leases its office facilities and office equipment which are accounted for as operating leases. Some leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from one to seven years.

The components of lease expense for the Company's operating leases in its unaudited consolidated statements of operations and comprehensive income were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$14,561	$14,001

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.2	4.2
Weighted-average discount rate	7.80%	7.76%

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,780	$16,499
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$12,524	$10,451

The future minimum lease payments under noncancellable operating leases as of March 31, 2026 are as follows:

Year Ended December 31,	Amount
Remainder of 2026	$44,317
2027	60,962
2028	48,609
2029	33,173
2030	21,991
Thereafter	23,877
Total lease payments	$232,929
Less: imputed interest	(36,739)
Total lease liabilities	$196,190

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2025	$1,293,346
Business acquisitions (Note 7)	3,653
Balance as of March 31, 2026	$1,296,999

Intangible Assets

Intangible assets consist of the following:

March 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,957	$(36,472)	$485	4.0
LifeStance trade names	235,500	(61,574)	173,926	22.5
Non-competition agreements	94,700	(93,970)	730	4.2
Total intangible assets	$367,157	$(192,016)	$175,141

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(36,319)	$375	4.0
LifeStance trade names	235,500	(58,957)	176,543	22.5
Non-competition agreements	94,535	(93,788)	747	4.2
Total intangible assets	$366,729	$(189,064)	$177,665

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$2,952	$3,466

NOTE 7 BUSINESS COMBINATIONS

During the three months ended March 31, 2026, the Company completed the acquisitions of 2 outpatient mental health practices. There were no completed acquisitions during the three months ended March 31, 2025. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

Total consideration transferred for these acquisitions consisted of the following:

Three Months Ended
March 31, 2026
Cash consideration	$3,426
Contingent consideration, at initial fair value	1,008
Total consideration transferred	$4,434

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

Fair Values of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of assets acquired and liabilities assumed as of the dates of acquisition:

Three Months Ended
Allocation of Purchase Price	March 31, 2026
Cash	$282
Patient accounts receivable	252
Prepaid expenses and other current assets	10
Property and equipment	137
Right-of-use assets	1,161
Other noncurrent assets	49
Intangible assets	428
Goodwill	3,653
Total assets acquired	5,972
Total liabilities assumed	1,538
Fair value of net assets	$4,434

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

The following table summarizes the fair values of acquired intangible assets as of the dates of acquisition:

Three Months Ended
March 31, 2026
Regional trade names (1)	$263
Non-competition agreements (2)	165
Total	$428
(1)
Useful lives for regional trade names are 3-5 years.
(2)
Useful lives for non-competition agreements are 3-6 years.

Contingent Consideration

Under the provisions of the acquisition agreements, the Company may pay additional cash consideration in the form of earnouts, contingent upon the acquirees achieving certain performance and operational targets.

The following table summarizes the maximum contingent consideration based on the acquisition agreements:

Three Months Ended
Contingent consideration	March 31, 2026
Maximum contingent consideration based on acquisition agreements	$1,200

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

NOTE 8 FAIR VALUE MEASUREMENTS

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2026	December 31, 2025
Assets Measured at Fair Value
Money market funds	$76,926	$175,520
Level 1	$76,926	$175,520
Total assets measured at fair value	$76,926	$175,520

NOTE 9 LONG-TERM DEBT

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

The 2024 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at March 31, 2026 and December 31, 2025.

Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
Term loan	$282,750	$282,750
Less: Current portion of long-term debt	(18,125)	(14,500)
Less: Unamortized discount and debt issue costs (1)	(2,166)	(2,323)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$262,459	$265,927
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense, net consists of the following:

	Three Months Ended March 31,
	2026	2025
Interest expense, net	$1,793	$3,073

Future principal payments on long-term debt as of March 31, 2026 are as follows:

Year Ended December 31,	Amount
Remainder of 2026	$14,500
2027	14,500
2028	21,750
2029	232,000
Total	$282,750

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at March 31, 2026 and December 31, 2025 was $274,600 and $277,146, respectively.

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

There are no amounts outstanding on the revolving loan as of March 31, 2026 and December 31, 2025.

NOTE 10 STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY

2021 Equity Incentive Plan

Effective June 9, 2021, the Company’s Board of Directors (the "Board") and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan permits the grant of awards or restricted or unrestricted common stock, stock options, stock appreciation rights, restricted stock units, performance awards, and other stock-based awards to employees and directors of, and consultants and advisors to, the Company and its affiliates. On January 1, 2026, the number of shares of common stock reserved and available for issuance under the 2021 Equity Incentive Plan increased by 19,416 shares.

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the three months ended March 31, 2026:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2025	1,268	$11.98
Vested	—	11.98
Forfeited	(21)	11.98
Unvested, March 31, 2026	1,247	$11.98

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the three months ended March 31, 2026:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2025	25,852	$7.02
Granted	5,503	7.03
Vested	(6,516)	7.12
Canceled and forfeited	(4,806)	7.25
Outstanding, March 31, 2026	20,033	$6.94

Stock Options

The following is a summary of stock option activity as of and for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	13,476	$7.42	5.43	$1,888
Granted	—	—
Exercised	—	—		—
Canceled and forfeited	—	—
Outstanding, March 31, 2026	13,476	$7.42	5.18	$1,050
Exercisable at March 31, 2026	3,369	$7.42	5.22	$263
Vested or expected to vest at March 31, 2026	13,476	$7.42	5.18	$1,050

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSUs and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive income as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$15,201	$18,584

As of March 31, 2026, the Company had $128,521 in unrecognized compensation expense related to all non-vested RSUs and stock options that will be recognized over the weighted-average remaining service period of 2.3 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 10 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, no shares of common stock have been purchased under the Company’s ESPP.

Share Repurchases

On February 24, 2026, the Company’s Board of Directors approved a share repurchase program (“Repurchase Program”), which authorizes the Company to repurchase up to $100,000 of the Company’s outstanding shares of common stock. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock. Stock repurchases under this program may be made at such times, prices, amounts and on such terms as the Company may determine from time to time to be advisable based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, other investment opportunities, and the overall market condition, with such repurchases effectuated in the open market or through privately negotiated transactions (including accelerated share repurchase programs), block purchases, or exchange or non-exchange transactions, and using such broker-dealer or broker-dealers as the Company may determine. The Board of Directors may suspend, modify or terminate the Repurchase Program at any time without prior notice. The Company repurchased 7,000 shares of its common stock for $49,107 during the three months ended March 31, 2026.

NOTE 11 INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Three Months Ended March 31,
	2026	2025
Provision (benefit) for income taxes	$5,517	$(2,179)

The effective tax rates are as follows:

	Three Months Ended March 31,
	2026	2025
Effective tax rate	27.9%	148.2%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Professional Liability Insurance

The Company's medical malpractice insurance coverage is subject to a $3,000 per claim limit and an annual aggregate shared limit of $8,000. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during its term, but reported subsequently, would be uninsured. The Company is not aware of any unasserted claims, unreported incidents, or claims outstanding that are expected to exceed malpractice insurance coverage limits as of March 31, 2026 and December 31, 2025.

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

NOTE 13 EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for the Company’s common shares:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income available to common stockholders'	$14,243	$709
Denominator
Weighted-average shares - basic	387,264	383,272
Dilutive effect of outstanding stock-based awards	7,820	7,394
Weighted-average shares - diluted	395,084	390,666
Earnings per share
Basic	$0.04	$0.00
Diluted	$0.04	$0.00

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The following potentially dilutive shares are excluded from the computation of diluted earnings per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2026	2025
RSAs, RSUs and stock options	7,570	35,156

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes as well as "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” Part II, Item 1A in this Quarterly Report on Form 10-Q as well as those discussed in the Annual Report on Form 10-K for the year ended December 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our Business

We are dedicated to improving the lives of our patients by reimagining mental health through a tech-enabled in-person and virtual care delivery model built to expand access, address affordability, improve outcomes and lower overall healthcare costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 8,349 licensed mental health clinicians as of March 31, 2026. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Our Clinicians

As of March 31, 2026, we employed 8,349 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinicians' schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits. Clinician productivity impacts our ability to generate revenue and also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 8,349 clinicians employed through our subsidiaries and supported practices, as of March 31, 2026. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of new centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. Our clinicians treated patients through 2.5 million visits in the three months ended March 31, 2026. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that focuses on improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Center Margin

As we grow our platform, we seek to generate consistent returns on our investments. See “—Key Metrics and Non-GAAP Financial Measures—Center Margin” for our definition of Center Margin and reconciliation to income from operations. We believe this metric best reflects the economics of our model as it includes all direct expenses associated with our patients’ care. We seek to grow our Center Margin through a combination of (i) growing revenue through clinician hiring and retention, patient growth and engagement, hybrid virtual and in-person care, existing office expansion, and in-network reimbursement levels, and (ii) leveraging on our fixed cost base at each center. For acquired centers, we also seek to realize operational, technology and reimbursement synergies to drive Center Margin growth.

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Total revenue	$403,476	$332,970
Revenue growth	21%	11%
Income from operations	22,284	1,604
Center Margin	135,932	109,791
Net income	14,243	709
Adjusted EBITDA	51,110	34,646

Center Margin and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles ("GAAP") and are not intended to be substitutes for any GAAP financial measures, including revenue, income from operations or net income, and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

Center Margin

We define Center Margin as income from operations excluding depreciation and amortization and general and administrative expenses. Therefore, Center Margin is computed by removing from income from operations the costs that do not directly relate to the delivery of care and only including center costs, excluding depreciation and amortization. We consider Center Margin to be an important measure to monitor our performance relative to the direct costs of delivering care. We believe Center Margin is useful to investors to measure whether we are sufficiently controlling the direct costs of delivering care.

Center Margin is not a financial measure of, nor does it imply, profitability. The relationship of income from operations to center costs, excluding depreciation and amortization is not necessarily indicative of future profitability from operations. Center Margin excludes certain expenses, such as general and administrative expenses, and depreciation and amortization, which are considered normal, recurring operating expenses and are essential to support the operation and development of our centers. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole, and Center Margin should be reviewed in conjunction with our GAAP financial results. Other companies that present Center Margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours. In addition, Center Margin has limitations as an analytical tool, including that it does not reflect depreciation and amortization or other overhead allocations.

The following table provides a reconciliation of income from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Income from operations	$22,284	$1,604
Adjusted for:
Depreciation and amortization	13,318	13,756
General and administrative expenses (1)	100,330	94,431
Center Margin	$135,932	$109,791

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

We define Adjusted EBITDA as net income excluding interest expense, depreciation and amortization, income tax provision (benefit), loss on remeasurement of contingent consideration, stock-based compensation, loss on disposal of assets, transaction costs, executive transition costs, litigation costs, strategic initiatives, real estate optimization and restructuring charges, and amortization of cloud-based software implementation costs. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses, and believes investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

A reconciliation of net income to Adjusted EBITDA is presented below for the three months ended March 31, 2026 and 2025. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net income.

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net income	$14,243	$709
Adjusted for:
Interest expense, net	1,793	3,073
Depreciation and amortization	13,318	13,756
Income tax provision (benefit)	5,517	(2,179)
Loss on remeasurement of contingent consideration	5	—
Stock-based compensation expense	15,201	18,584
Loss on disposal of assets	182	1
Transaction costs (1)	544	—
Executive transition costs	—	185
Litigation costs (2)	(197)	205
Strategic initiatives (3)	86	—
Real estate optimization and restructuring charges (4)	—	(45)
Amortization of cloud-based software implementation costs (5)	418	357
Adjusted EBITDA	$51,110	$34,646

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to the underwritten public offering of shares of our common stock by certain selling stockholders completed in the first quarter of 2026.
(2)
Litigation costs, net of insurance recoveries, include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During each of the three months ended March 31, 2026 and 2025, litigation costs included cash expenses related to certain litigation matters, including a privacy class action litigation, and for the three months ended March 31, 2025, a compensation model class action litigation.
(3)
Strategic initiatives consist of expenses directly related to evaluating and implementing a critical enterprise-wide scalable electronic health resources system in connection with our significant expansion. Strategic initiatives represents costs, such as third-party consulting costs and one-time costs, that are not part of our ongoing operations related to this enterprise-wide system. We considered the frequency and scale of this enterprise upgrade when determining that the expenses were not normal, recurring operating expenses.
(4)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which included certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint during 2023. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures was greater than what would be expected as part of ordinary business operations and did not constitute normal recurring operating activities. During the three months ended March 31, 2025, real estate optimization and restructuring charges consisted of certain gains and losses related to early lease terminations of previously abandoned real estate leases in 2023.
(5)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses included in our unaudited consolidated statements of operations and comprehensive income.

Results of Operations

The following table sets forth a summary of our financial results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(in thousands)
TOTAL REVENUE	$403,476	$332,970
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	267,544	223,179
General and administrative expenses	100,330	94,431
Depreciation and amortization	13,318	13,756
Total operating expenses	$381,192	$331,366
INCOME FROM OPERATIONS	$22,284	$1,604
OTHER EXPENSE
Loss on remeasurement of contingent consideration	(5)	—
Transaction costs	(544)	—
Interest expense, net	(1,793)	(3,073)
Other expense	(182)	(1)
Total other expense	$(2,524)	$(3,074)
INCOME (LOSS) BEFORE INCOME TAXES	19,760	(1,470)
INCOME TAX (PROVISION) BENEFIT	(5,517)	2,179
NET INCOME	$14,243	$709

Total Revenue

Total revenue increased $70.5 million, or 21%, to $403.5 million for the three months ended March 31, 2026 from $333.0 million for the three months ended March 31, 2025. This was primarily due to an increase of $70.6 million of patient service revenue slightly offset by a decrease of $0.1 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 814 in total clinicians, including from organic hiring and acquisitions, an increase in clinician productivity and the inclusion of acquisitions during the period, resulting in an increase in patient visits of 0.4 million, or 18%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting, acquisition and new center strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $44.3 million, or 20%, to $267.5 million for the three months ended March 31, 2026 from $223.2 million for the three months ended March 31, 2025. This was primarily due to a $40.9 million increase in center-based compensation due to the increase in patient visits of 0.4 million from the increase in the total number of clinicians from organic hiring and acquisitions. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $3.4 million.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting, acquisition and new center strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses increased $5.9 million, or 6%, to $100.3 million for the three months ended March 31, 2026 from $94.4 million for the three months ended March 31, 2025. This was primarily due to increases in salaries, wages and employee benefits of $5.0 million, other operating expenses of $2.9 million as a result of primarily marketing and professional fees, occupancy costs of $1.3 million and third-party consulting costs and one-time costs associated with our strategic initiatives related to the electronic health resources system implementation of $0.1 million. This increase was slightly offset by a decrease in stock-based compensation expense of $3.4 million.

We expect our general and administrative expenses to increase in the foreseeable future due to our planned investments to support company growth.

Depreciation and amortization

Depreciation and amortization expense decreased $0.5 million to $13.3 million for the three months ended March 31, 2026 from $13.8 million for the three months ended March 31, 2025. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest Expense, net

Interest expense, net decreased $1.3 million to $1.8 million for the three months ended March 31, 2026 from $3.1 million for the three months ended March 31, 2025. This decrease was primarily due to lower interest rates on borrowings outstanding during the period.

Income Tax (Provision) Benefit

Income tax (provision) benefit decreased $7.7 million to a provision of $5.5 million for the three months ended March 31, 2026 from a benefit of $2.2 million for the three months ended March 31, 2025 primarily due to taxable income and non-deductible equity awards for the three months ended March 31, 2026.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our new center strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on December 19, 2024, by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2024 Credit Agreement"). We had cash and cash equivalents of $194.8 million and $248.6 million as of March 31, 2026 and December 31, 2025, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our March 31, 2026 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of March 31, 2026 and December 31, 2025, there was an aggregate principal amount of $282.8 million outstanding under the 2024 Credit Agreement. As of March 31, 2026, our non-cancellable future minimum operating lease payments totaled $232.9 million.

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

The 2024 Credit Agreement also contains a maximum Total Net Leverage Ratio (as defined therein) financial maintenance covenant that requires the Total Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 4.50:1.00. Additionally, the 2024 Credit Agreement also contains a maximum Interest Coverage Ratio (as defined therein) financial maintenance covenant that requires the Interest Coverage Ratio as of the last day of each fiscal quarter to not be less than 3.00:1.00. As of March 31, 2026, we were in compliance with all financial covenants under the 2024 Credit Agreement.

Share Repurchases

On February 24, 2026, our Board of Directors approved a share repurchase program ("Repurchase Program"), which authorizes the Company to repurchase up to $100.0 million of our outstanding shares of common stock. We repurchased 7,000,000 shares for a total of approximately $49.1 million during the three months ended March 31, 2026. As of March 31, 2026, we had approximately $50.9 million remaining under the Repurchase Program. For further information regarding the Repurchase Program, see Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net cash provided by (used in) operating activities	$33,109	$(3,092)
Net cash used in investing activities	(13,911)	(7,168)
Net cash used in financing activities	(73,043)	(9,975)
Net decrease in cash and cash equivalents	$(53,845)	$(20,235)
Cash and cash equivalents, beginning of period	248,642	154,571
Cash and cash equivalents, end of period	$194,797	$134,336

Cash Flows Provided By (Used In) Operating Activities

During the three months ended March 31, 2026, operating activities provided $33.1 million of cash, primarily impacted by our $14.2 million net income and non-cash charges of $39.6 million and partially offset by net cash used by changes in operating assets and liabilities of $20.7 million. During the three months ended March 31, 2025, operating activities used $3.1 million of cash, primarily impacted by net cash used by changes in operating assets and liabilities of $47.0 million and partially offset by our $0.7 million net income and non-cash charges of $43.2 million.

Cash Flows Used In Investing Activities

During the three months ended March 31, 2026, investing activities used $13.9 million of cash, primarily resulting from our purchases of property and equipment of $10.8 million and our business acquisitions of $3.1 million. During the three months ended March 31, 2025, investing activities used $7.2 million of cash resulting from our purchases of property and equipment.

Cash Flows Used In Financing Activities

During the three months ended March 31, 2026, financing activities used $73.0 million of cash, resulting primarily from payments of taxes related to net share settlement of equity awards of $23.9 million and common stock repurchases of $49.1 million. During the three months ended March 31, 2025, financing activities used $10.0 million of cash, resulting primarily from payments of loan obligations of $1.8 million and payments of taxes related to net share settlement of equity awards of $8.2 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended March 31, 2026. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of March 31, 2026, we had an aggregate principal amount of $282.8 million outstanding under our credit facilities. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of March 31, 2026. The material weaknesses we identified were as follows:

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

Actions Taken During the Quarter Ended March 31, 2026

The following remediation efforts were completed during the quarter ended March 31, 2026:

•
We have enhanced controls related to business combinations to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
We have enhanced controls related to the accounts payable process after implementing a new payment automation solution to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
We have designed and enhanced controls related to the payroll process to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
We have enhanced logical access controls to ensure that logical access procedures are in place for privileged access to financial applications, programs, and data to appropriate company personnel;
•
We have implemented the use of single sign-on for additional applications to further reduce risk; and
•
We have designed and enhanced controls around key reports to ensure the data utilized in the performance of our internal controls is complete and accurate.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, we are continuing to enhance our overall control environment and are devoting substantial effort by enhancing our manual or automated controls to remediate the identified material weakness. For a more comprehensive discussion of the remedial measures which are being undertaken to address these material weaknesses, or the Remediation Plan, refer to Part II, Item 9A, “Remediation Plan for Material Weaknesses,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in "Actions Taken During the Quarter Ended March 31, 2026" above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of certain legal proceedings in which we are involved from time to time, please read Note 12, Commitments and Contingencies, to our unaudited consolidated financial statements in this report, which is incorporated into this item by reference.

Item 1A. Risk Factors.

Our largest stockholders have significant influence over us, including influence over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of March 31, 2026, investment entities affiliated with TPG Inc. (“TPG”), and affiliates of Summit Partners (“Summit” and together with TPG, our “Principal Stockholders”), collectively, beneficially owned approximately 43.6% of our common stock. For so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

We are no longer a “controlled company” within the meaning of The Nasdaq Global Select Market (“Nasdaq”) rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

Previously, we were a “controlled company” under the listing standards of Nasdaq. As a “controlled company,” we were not required to comply with certain governance requirements, including the requirements to (i) have a majority of independent directors, (ii) maintain a compensation committee composed entirely of independent directors and (iii) maintain a corporate governance and nominating committee composed of independent directors or have the responsibilities that would otherwise be undertaken by a corporate governance and nominating committee undertaken solely by the independent directors of the Board of Directors.

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. Under the Nasdaq listing requirements, a company that ceases to be a “controlled company” must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees no later than the following phase-in schedule: (i) one independent committee member at the time it ceases to be a controlled company, (ii) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (iii) all independent committee members within one year of the date it ceases to be a controlled company.

Until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to common stock purchases made by our Company during the three months ended March 31, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1, 2026 through January 31, 2026	—	$—	—	$—
February 1, 2026 through February 28, 2026	7,000	7.01	7,000	50,930
March 1, 2026 through March 31, 2026	—	—	—	50,930
Total	7,000	$7.01	7,000	$50,930
(1)
On February 24, 2026, the Company’s Board of Directors approved the Repurchase Program, which authorizes the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock. Stock repurchases under this program may be made at such times, prices, amounts and on such terms as the Company may determine from time to time to be advisable based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, other investment opportunities, and the overall market condition, with such repurchases effectuated in the open market or through privately negotiated transactions (including accelerated share repurchase programs), block purchases, or exchange or non-exchange transactions, and using such broker-dealer or broker-dealers as the Company may determine. The Board of Directors may suspend, modify or terminate the Repurchase Program at any time without prior notice.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

LifeStance Health Group, Inc.

Date: May 7, 2026	By:	/s/ Ryan McGroarty
Ryan McGroarty
Chief Financial Officer and Treasurer (principal financial and accounting officer)