Form 10-Q
period 2026-09-30
LifeStance Health Group, Inc.
filed 2026-11-05
CIK 1845257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 28, 2026, the registrant had 380,190,724 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended September 30, 2026

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except for par value)

	September 30, 2026	December 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$218,818	$248,642
Patient accounts receivable, net	120,940	95,710
Prepaid expenses and other current assets	37,021	71,848
Total current assets	376,779	416,200
NONCURRENT ASSETS
Property and equipment, net	166,428	161,583
Right-of-use assets	162,395	149,720
Intangible assets, net	170,041	177,665
Goodwill	1,305,389	1,293,346
Other noncurrent assets	5,251	5,419
Total noncurrent assets	1,809,504	1,787,733
Total assets	$2,186,283	$2,203,933
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,502	$6,122
Accrued payroll expenses	129,848	143,327
Other accrued expenses	60,099	42,187
Operating lease liabilities, current	45,039	45,544
Other current liabilities	20,641	14,782
Total current liabilities	261,129	251,962
NONCURRENT LIABILITIES
Long-term debt, net	255,524	265,927
Operating lease liabilities, noncurrent	160,458	148,553
Deferred tax liability, net	16,408	16,408
Other noncurrent liabilities	373	68
Total noncurrent liabilities	432,763	430,956
Total liabilities	$693,892	$682,918
COMMITMENTS AND CONTINGENCIES (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – par value $0.01 per share; 25,000 shares authorized as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock – par value $0.01 per share; 800,000 shares authorized as of September 30, 2026 and December 31, 2025; 380,191 and 388,318 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,802	3,883
Additional paid-in capital	2,236,975	2,325,758
Accumulated deficit	(748,386)	(808,626)
Total stockholders' equity	1,492,391	1,521,015
Total liabilities and stockholders’ equity	$2,186,283	$2,203,933

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

consolidated statements of operations and comprehensive income (loss)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
TOTAL REVENUE	$455,864	$363,809	$1,294,694	$1,042,090
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	294,462	247,227	844,319	707,286
General and administrative expenses	113,389	95,615	321,858	287,421
Depreciation and amortization	14,936	13,557	42,503	41,319
Total operating expenses	$422,787	$356,399	$1,208,680	$1,036,026
INCOME FROM OPERATIONS	$33,077	$7,410	$86,014	$6,064
OTHER EXPENSE
Loss on remeasurement of contingent consideration	(2,339)	—	(2,370)	—
Transaction costs	(510)	—	(1,499)	—
Interest expense, net	(2,491)	(2,814)	(6,916)	(8,787)
Other expense	(334)	(24)	(609)	(117)
Total other expense	$(5,674)	$(2,838)	$(11,394)	$(8,904)
INCOME (LOSS) BEFORE INCOME TAXES	27,403	4,572	74,620	(2,840)
INCOME TAX (PROVISION) BENEFIT	(5,018)	(3,495)	(14,380)	835
NET INCOME (LOSS)	$22,385	$1,077	$60,240	$(2,005)
EARNINGS (LOSS) PER SHARE
Basic	$0.06	$0.00	$0.16	$(0.01)
Diluted	$0.06	$0.00	$0.15	$(0.01)
Weighted-average shares outstanding
Basic	381,214	386,963	383,976	385,672
Diluted	391,223	388,895	391,180	385,672

NET INCOME (LOSS)	$22,385	$1,077	$60,240	$(2,005)
OTHER COMPREHENSIVE LOSS
Unrealized losses on cash flow hedge, net of tax	—	(345)	—	(929)
COMPREHENSIVE INCOME (LOSS)	$22,385	$732	$60,240	$(2,934)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2026	382,022	$3,820	$2,244,099	$(770,771)	$1,477,148
Net income	—	—	—	22,385	22,385
Issuance of common stock upon vesting of restricted stock units	169	2	(507)	—	(505)
Repurchases of common stock	(2,000)	(20)	(24,785)	—	(24,805)
Stock-based compensation expense	—	—	18,168	—	18,168
Balances at September 30, 2026	380,191	$3,802	$2,236,975	$(748,386)	$1,492,391

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2025	389,077	$3,891	$2,291,056	$345	$(821,371)	$1,473,921
Net income	—	—	—	—	1,077	1,077
Issuance of common stock upon vesting of restricted stock units	116	1	(210)	—	—	(209)
Forfeitures	(193)	(2)	2	—	—	—
Other comprehensive loss	—	—	—	(345)	—	(345)
Stock-based compensation expense	—	—	18,297	—	—	18,297
Balances at September 30, 2025	389,000	$3,890	$2,309,145	$—	$(820,294)	$1,492,741

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	388,318	$3,883	$2,325,758	$(808,626)	$1,521,015
Net income	—	—	—	60,240	60,240
Issuance of common stock upon vesting of restricted stock units	6,987	70	(24,989)	—	(24,919)
Forfeitures	(819)	(8)	8	—	—
Exercise of stock options	705	7	5,361	—	5,368
Repurchases of common stock	(15,000)	(150)	(122,280)	—	(122,430)
Stock-based compensation expense	—	—	53,117	—	53,117
Balances at September 30, 2026	380,191	$3,802	$2,236,975	$(748,386)	$1,492,391

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	382,735	$3,827	$2,259,818	$929	$(818,289)	$1,446,285
Net loss	—	—	—	—	(2,005)	(2,005)
Issuance of common stock upon vesting of restricted stock units	6,540	66	(8,673)	—	—	(8,607)
Forfeitures	(275)	(3)	3	—	—	—
Other comprehensive loss	—	—	—	(929)	—	(929)
Stock-based compensation expense	—	—	57,997	—	—	57,997
Balances at September 30, 2025	389,000	$3,890	$2,309,145	$—	$(820,294)	$1,492,741

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LIFESTANCE HEALTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$60,240	$(2,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,503	41,319
Non-cash operating lease costs	32,694	31,265
Stock-based compensation	53,117	57,997
Amortization of discount and debt issue costs	758	762
Other, net	4,356	1,440
Change in operating assets and liabilities, net of businesses acquired:
Patient accounts receivable, net	(24,381)	10,729
Prepaid expenses and other current assets	33,546	(10,410)
Accounts payable	(513)	2,868
Accrued payroll expenses	(14,146)	(3,689)
Operating lease liabilities	(34,116)	(35,829)
Other accrued expenses	15,979	(5,856)
Net cash provided by operating activities	$170,037	$88,591
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(37,415)	(25,214)
Acquisitions of businesses, net of cash acquired	(9,590)	—
Net cash used in investing activities	$(47,005)	$(25,214)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(10,875)	(5,438)
Taxes related to net share settlement of equity awards	(24,919)	(8,607)
Proceeds from the exercise of stock options	5,368	—
Repurchases of common stock	(122,430)	—
Net cash used in financing activities	$(152,856)	$(14,045)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,824)	49,332
Cash and cash equivalents - beginning of period	248,642	154,571
CASH AND CASH EQUIVALENTS – END OF PERIOD	$218,818	$203,903
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net	$12,298	$13,253
Cash paid for taxes, net of refunds	$1,294	$1,564
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration incurred in acquisitions of businesses	$3,983	$—
Acquisition of property and equipment included in liabilities	$4,546	$4,484

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2025. During the nine months ended September 30, 2026, there have been no significant changes to these policies.

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

As noted previously, the Company acquires 100% of the non-medical assets of the VIEs. The aggregate carrying values of the VIEs' total assets and total liabilities not purchased by the Company but included on the consolidated balance sheets were not material at September 30, 2026 and December 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all periods presented in the financial statements. The Company is in the process of evaluating the impact of the adoption of ASU 2024-03 on the Company's consolidated financial statements and disclosures.

NOTE 3 TOTAL REVENUE

The Company’s total revenue is dependent on a series of contracts with third-party payors, which is typical for providers in the healthcare industry. The Company has determined that the nature, amount, timing and uncertainty of revenue and cash flows are affected by the payor mix with third-party payors, which have different reimbursement rates.

The payor mix of fee-for-service revenue from patients and third-party payors consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Commercial	$399,041	88%	$327,138	90%	$1,141,056	88%	$940,433	90%
Government	35,517	8%	20,070	5%	91,178	7%	54,964	5%
Self-pay	18,913	3%	14,212	4%	55,052	4%	39,050	4%
Total patient service revenue	453,471	99%	361,420	99%	1,287,286	99%	1,034,447	99%
Nonpatient service revenue	2,393	1%	2,389	1%	7,408	1%	7,643	1%
Total	$455,864	100%	$363,809	100%	$1,294,694	100%	$1,042,090	100%

Among the commercial payors, the table below represents insurance companies that individually represented 10% or more of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Payor A	14%	13%	13%	14%
Payor B	15%	15%	15%	15%

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Leasehold improvements	$207,652	$194,653
Computers and peripherals	32,578	25,237
Internal-use software	15,953	11,269
Furniture, fixtures and equipment	51,085	48,045
Medical equipment	2,560	1,073
Construction in process	15,327	13,380
Total	$325,155	$293,657
Less: Accumulated depreciation	(158,727)	(132,074)
Total property and equipment, net	$166,428	$161,583

Depreciation expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$12,052	$10,344	$33,727	$31,273

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

The components of lease expense for the Company's operating leases in its unaudited consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$15,019	$14,329	$44,477	$42,514

Variable lease costs and short-term lease costs were not material.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.3	4.2
Weighted-average discount rate	7.62%	7.76%

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$50,833	$49,782
Noncash lease activity
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$45,369	$29,501

The future minimum lease payments under non-cancellable operating leases as of September 30, 2026 are as follows:

Year Ended December 31,	Amount
Remainder of 2026	$8,435
2027	66,778
2028	57,456
2029	42,302
2030	30,121
Thereafter	38,941
Total lease payments	$244,033
Less: imputed interest	(38,536)
Total lease liabilities	$205,497

NOTE 6 GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2025	$1,293,346
Business acquisitions (Note 7)	12,043
Balance as of September 30, 2026	$1,305,389

Intangible Assets

Intangible assets consist of the following:

September 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$37,402	$(36,748)	$654	4.0
LifeStance trade names	235,500	(66,807)	168,693	22.5
Non-competition agreements	94,979	(94,285)	694	4.2
Total intangible assets	$367,881	$(197,840)	$170,041

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Regional trade names	$36,694	$(36,319)	$375	4.0
LifeStance trade names	235,500	(58,957)	176,543	22.5
Non-competition agreements	94,535	(93,788)	747	4.2
Total intangible assets	$366,729	$(189,064)	$177,665

Gross carrying amount is based on the fair value of the intangible assets determined at the acquisition date. Total intangible asset amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$2,884	$3,213	$8,776	$10,046

NOTE 7 BUSINESS COMBINATIONS

During the nine months ended September 30, 2026, the Company completed the acquisitions of four outpatient mental health practices for an aggregate purchase consideration of $14,109. The aggregate purchase consideration consisted of cash of $10,126 and contingent consideration with a fair value of $3,983. The Company accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

The purchase price allocations resulted in $12,043 of goodwill and $1,152 of acquired identifiable intangible assets related to regional trade names and non-competition agreements. Goodwill is primarily attributable to the assembled workforce, customer and payor relationships and anticipated synergies and economies of scale expected from the integration of the businesses. All goodwill is deductible for tax purposes.

NOTE 8 FAIR VALUE MEASUREMENTS

Contingent Consideration

The Company measures its contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The Company estimates the fair value of the contingent consideration liability based on the likelihood and timing of the contingent earn-out payments. The following is the summary of the significant assumptions used for the fair value measurement of the contingent consideration liability as of September 30, 2026.

Valuation Technique	Range of Significant Assumptions
		September 30, 2026
Probability-weighted analysis	Probability	0% - 100%
based earn-outs	Discount rate	5.7%

As of September 30, 2026, the Company adjusted the fair value of the contingent consideration liability due to remeasurement at the reporting date. The contingent consideration liability is included within other current liabilities and other noncurrent liabilities on the unaudited consolidated balance sheets.

Fair Value Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026	December 31, 2025
Assets Measured at Fair Value
Money market funds	$41,941	$175,520
Level 1	$41,941	$175,520
Total assets measured at fair value	$41,941	$175,520

Liabilities Measured at Fair Value
Level 3
Contingent consideration liability:
Beginning balance	$—	$—
Additions related to acquisitions	3,983	—
Loss on remeasurement	2,370	—
Ending balance	6,353	—
Level 3	$6,353	—
Total liabilities measured at fair value	$6,353	$—

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

The 2024 Credit Agreement requires the Company to maintain compliance with certain restrictive financial covenants related to earnings, leverage ratios, and other financial metrics. The Company was in compliance with all debt covenants at September 30, 2026 and December 31, 2025.

Long-term debt consists of the following:

	September 30, 2026	December 31, 2025
Term loan	$271,875	$282,750
Less: Current portion of long-term debt	(14,500)	(14,500)
Less: Unamortized discount and debt issue costs (1)	(1,851)	(2,323)
Total Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issue Costs	$255,524	$265,927
(1)
The unamortized debt issue costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the unaudited consolidated balance sheets. Unamortized debt issue costs related to revolving loans are presented within other noncurrent assets on the unaudited consolidated balance sheets.

The current portion of long-term debt is included within other current liabilities on the unaudited consolidated balance sheets.

Interest expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense, net	$2,491	$2,814	$6,916	$8,787

Future principal payments on long-term debt as of September 30, 2026 are as follows:

Year Ended December 31,	Amount
Remainder of 2026	$3,625
2027	14,500
2028	21,750
2029	232,000
Total	$271,875

The fair value of long-term debt is based on the present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities, which is a Level 2 fair value measurement. Long-term debt is presented at carrying value on the unaudited consolidated balance sheets. The fair value of long-term debt at September 30, 2026 and December 31, 2025 was $267,598 and $277,146, respectively.

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

There are no amounts outstanding on the revolving loan as of September 30, 2026 and December 31, 2025.

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

Restricted Stock Awards ("RSA")

The following is a summary of RSA transactions as of and for the nine months ended September 30, 2026:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2025	1,268	$11.98
Vested	(449)	11.98
Forfeited	(819)	11.98
Unvested, September 30, 2026	—	$—

Restricted Stock Units ("RSU")

The following is a summary of RSU transactions as of and for the nine months ended September 30, 2026:

	Unvested Shares	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2025	25,852	$7.02
Granted	5,804	7.23
Vested	(6,987)	7.08
Canceled and forfeited	(6,332)	6.77
Outstanding, September 30, 2026	18,337	$7.16

Stock Options

The following is a summary of stock option activity as of and for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	13,476	$7.42	5.43	$1,888
Granted	—	—
Exercised	(705)	7.61		2,187
Canceled and forfeited	(2,116)	7.61
Outstanding, September 30, 2026	10,655	$7.37	5.96	$49,693
Exercisable at September 30, 2026	10,342	$7.42	5.96	$47,662
Vested or expected to vest at September 30, 2026	10,655	$7.37	5.96	$49,693

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense related to RSUs and stock options within general and administrative expenses in the unaudited consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$18,168	$18,297	$53,117	$57,997

As of September 30, 2026, the Company had $90,305 in unrecognized compensation expense related to all non-vested RSUs and stock options that will be recognized over the weighted-average remaining service period of 2.0 years.

2021 Employee Stock Purchase Plan

Effective June 9, 2021, the Board and its stockholders as of that date adopted and approved the LifeStance Health Group, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 10 in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

As of September 30, 2026, no shares of common stock have been purchased under the Company’s ESPP.

Share Repurchases

On August 5, 2026, the Company’s Board of Directors approved a share repurchase program (“Repurchase Program”), which authorizes the Company to repurchase up to $100,000 of the Company’s outstanding shares of common stock. The Repurchase Program replaced the Company's prior $100,000 repurchase program approved by the Company's Board of Directors on February 24, 2026. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock. Stock repurchases under this program may be made at such times, prices, amounts and on such terms as the Company may determine from time to time to be advisable based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, other investment opportunities, and the overall market condition, with such repurchases effectuated in the open market or through privately negotiated transactions (including accelerated share repurchase programs), block purchases, or exchange or non-exchange transactions, and using such broker-dealer or broker-dealers as the Company may determine. The Board of Directors may suspend, modify or terminate the Repurchase Program at any time without prior notice. The Company repurchased 2,000 and 15,000 shares of its common stock for $24,805 and $122,430 during the three and nine months ended September 30, 2026, respectively.

NOTE 11 INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision (benefit) for income taxes	$5,018	$3,495	$14,380	$(835)

The effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective tax rate	18.3%	76.4%	19.3%	29.4%

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily the result of non-deductible equity awards and valuation allowance activity. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

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

NOTE 13 EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss) available to common stockholders	$22,385	$1,077	$60,240	$(2,005)
Denominator
Weighted-average shares - basic	381,214	386,963	383,976	385,672
Dilutive effect of outstanding stock-based awards	10,009	1,932	7,204	—
Weighted-average shares - diluted	391,223	388,895	391,180	385,672
Earnings (loss) per share
Basic	$0.06	$0.00	$0.16	$(0.01)
Diluted	$0.06	$0.00	$0.15	$(0.01)

The Company has issued potentially dilutive instruments in the form of RSAs, RSUs and stock options. The following potentially dilutive shares are excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSAs, RSUs and stock options	25	37,286	3,777	41,807

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

Our Business

We are dedicated to improving the lives of our patients by reimagining mental health through a tech-enabled in-person and virtual care delivery model built to expand access, address affordability, improve outcomes and lower overall healthcare costs. We are one of the nation’s largest outpatient mental health platforms based on the number of clinicians we employ through our subsidiaries and our supported practices and our geographic scale, employing 8,863 licensed mental health clinicians as of September 30, 2026. Our patient-focused platform combines a personalized, digitally-powered patient experience with differentiated clinical capabilities and in-network insurance relationships to fundamentally transform patient access and treatment. By revolutionizing the way mental healthcare is delivered, we believe we have an opportunity to improve the lives and health of millions of individuals.

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

Our Clinicians

As of September 30, 2026, we employed 8,863 psychiatrists, advanced practice nurses, psychologists and therapists through our subsidiaries and supported practices. We generate revenue on a per visit basis (total revenue per visit ("TRPV")) as clinical services are rendered by our clinicians. We generate lower revenue and experience lower clinician productivity in periods that have fewer business days than other periods. We measure productivity by the number of visits that are performed by a clinician, which is driven by the time clinicians make available to see patients and our ability to fill clinicians' schedules by attracting new patients, scheduling patients, and converting scheduled appointments to completed visits. Clinician productivity impacts our ability to generate revenue and also impacts clinician compensation, as clinician compensation is primarily driven by the number of visits provided by each clinician. Recruiting new clinicians and retaining existing clinicians enables us to see more patients by expanding our patient visit capacity.

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

We believe we have significant opportunity to grow our employed clinician base from our current base of 8,863 clinicians employed through our subsidiaries and supported practices, as of September 30, 2026. We have developed a rigorous and exclusive in-house national clinician recruiting model that works closely with our regional clinical teams to select the best candidates and expand capacity in a timely manner. As we grow our clinician base, we can grow our business, expand access for our patients and our payors and invest in our platform to further reinforce our differentiated offering to clinicians. We have available physical capacity to add clinicians to our existing centers, as well as an opportunity to add new clinicians with the targeted roll-out of new centers. Our virtual care offering also allows clinicians to see more patients without investments in incremental physical space, expanding our patient visit capacity beyond in-person only levels.

Our Patients

We believe our ability to attract and retain patients to drive growth in our visits and meet the availability of our clinician base will enable us to grow our revenue. We believe we have a significant opportunity to increase the number of patients we serve in our existing markets. Our clinicians treated patients through 2.7 million and 7.8 million visits in the three and nine months ended September 30, 2026, respectively. We believe our ability to deliver more accessible, flexible, affordable and effective mental healthcare is a key driver of our patient growth. We believe we provide a superior and differentiated mental healthcare experience that integrates virtual and in-person care to deliver care in a convenient way for our patients, meeting our patients where they are. Our in-network payor relationships allow our patients to access affordable care without significant out-of-pocket cost or delays in receiving treatment. We treat mental health conditions across the outpatient spectrum through a clinical approach that focuses on improved patient outcomes. We support our patients throughout their care continuum with purpose-built technological capabilities, including online assessments, digital provider communication, and seamless internal referral and follow-up capabilities.

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

Key Metrics and Non-GAAP Financial Measures

We evaluate the growth of our footprint through a variety of metrics and indicators. The following table sets forth a summary of the key financial metrics we review to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Total revenue	$455,864	$363,809	$1,294,694	$1,042,090
Revenue growth	25%	16%	24%	13%
Income from operations	33,077	7,410	86,014	6,064
Center Margin	161,402	116,582	450,375	334,804
Net income (loss)	22,385	1,077	60,240	(2,005)
Adjusted EBITDA	68,357	40,209	185,509	108,860

Center Margin and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles ("GAAP") and are not intended to be substitutes for any GAAP financial measures, including revenue, income from operations or net income (loss), and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. Therefore, non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

The following table provides a reconciliation of income from operations, the most closely comparable GAAP financial measure, to Center Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Income from operations	$33,077	$7,410	$86,014	$6,064
Adjusted for:
Depreciation and amortization	14,936	13,557	42,503	41,319
General and administrative expenses (1)	113,389	95,615	321,858	287,421
Center Margin	$161,402	$116,582	$450,375	$334,804

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

A reconciliation of net income (loss) to Adjusted EBITDA is presented below for the three and nine months ended September 30, 2026 and 2025. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Net income (loss)	$22,385	$1,077	$60,240	$(2,005)
Adjusted for:
Interest expense, net	2,491	2,814	6,916	8,787
Depreciation and amortization	14,936	13,557	42,503	41,319
Income tax provision (benefit)	5,018	3,495	14,380	(835)
Loss on remeasurement of contingent consideration	2,339	—	2,370	—
Stock-based compensation expense	18,168	18,297	53,117	57,997
Loss on disposal of assets	334	24	609	117
Transaction costs (1)	510	—	1,499	—
Executive transition costs	—	577	—	1,296
Litigation costs (2)	34	(70)	(94)	1,088
Strategic initiatives (3)	1,741	—	2,738	—
Real estate optimization and restructuring charges (4)	(27)	(6)	(38)	(103)
Amortization of cloud-based software implementation costs (5)	428	444	1,269	1,199
Adjusted EBITDA	$68,357	$40,209	$185,509	$108,860

(1)
Primarily includes capital markets advisory, consulting, accounting and legal expenses related to the underwritten public offerings of shares of our common stock by certain selling stockholders completed in the three and nine months ended September 30, 2026.
(2)
Litigation costs, net of insurance recoveries, include only those costs which are considered non-recurring and outside of the ordinary course of business based on the following considerations, which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case (e.g., complex class action litigation), (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy. During each of the three and nine months ended September 30, 2026 and 2025, litigation costs included cash expenses related to certain litigation matters, including a privacy class action litigation, and for the three and nine months ended September 30, 2025, a compensation model class action litigation.
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

(4)
Real estate optimization and restructuring charges consist of cash expenses and non-cash charges related to our real estate optimization initiative, which included certain asset impairment and disposal costs, certain gains and losses related to early lease terminations, and exit and disposal costs related to our real estate optimization initiative to consolidate our physical footprint during 2023. As the decision to close these centers was part of a significant strategic project driven by a historic shift in behavior, the magnitude of center closures was greater than what would be expected as part of ordinary business operations and did not constitute normal recurring operating activities. During the three and nine months ended September 30, 2026 and 2025, real estate optimization and restructuring charges consisted of certain gains and losses related to early lease terminations of previously abandoned real estate leases in 2023.
(5)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses included in our unaudited consolidated statements of operations and comprehensive income (loss).

Results of Operations

The following table sets forth a summary of our financial results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
TOTAL REVENUE	$455,864	$363,809	$1,294,694	$1,042,090
OPERATING EXPENSES
Center costs, excluding depreciation and amortization shown separately below	294,462	247,227	844,319	707,286
General and administrative expenses	113,389	95,615	321,858	287,421
Depreciation and amortization	14,936	13,557	42,503	41,319
Total operating expenses	$422,787	$356,399	$1,208,680	$1,036,026
INCOME FROM OPERATIONS	$33,077	$7,410	$86,014	$6,064
OTHER EXPENSE
Loss on remeasurement of contingent consideration	(2,339)	—	(2,370)	—
Transaction costs	(510)	—	(1,499)	—
Interest expense, net	(2,491)	(2,814)	(6,916)	(8,787)
Other expense	(334)	(24)	(609)	(117)
Total other expense	$(5,674)	$(2,838)	$(11,394)	$(8,904)
INCOME (LOSS) BEFORE INCOME TAXES	27,403	4,572	74,620	(2,840)
INCOME TAX (PROVISION) BENEFIT	(5,018)	(3,495)	(14,380)	835
NET INCOME (LOSS)	$22,385	$1,077	$60,240	$(2,005)

Total Revenue

Total revenue increased $92.1 million, or 25%, to $455.9 million for the three months ended September 30, 2026 from $363.8 million for the three months ended September 30, 2025. This was primarily due to an increase of $92.1 million of patient service revenue. The increase in patient service revenue was mainly due to a net increase of 867 in total clinicians, including from organic hiring and acquisitions, an increase in clinician productivity and the inclusion of acquisitions during the period, resulting in an increase in patient visits of 0.4 million, or 17%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

Total revenue increased $252.6 million, or 24%, to $1,294.7 million for the nine months ended September 30, 2026 from $1,042.1 million for the nine months ended September 30, 2025. This was primarily due to an increase of $252.8 million of patient service revenue and slightly offset by a decrease of $0.2 million of nonpatient revenue. The increase in patient service revenue was mainly due to a net increase of 867 in total clinicians from organic hiring and acquisitions, an increase in clinician productivity and the inclusion of acquisitions during the period, resulting in an increase in patient visits of 1.2 million, or 18%. Additionally, TRPV increased year-over-year primarily driven by modest payor rate increases.

We anticipate revenue growth to continue to be driven by our in-house clinician recruiting, acquisition and new center strategies as well as our ability to increase patient visits at existing centers through our ability to accommodate virtual sessions in addition to our in-person visits.

Operating Expenses

Center costs, excluding depreciation and amortization

Center costs, excluding depreciation and amortization increased $47.2 million, or 19%, to $294.5 million for the three months ended September 30, 2026 from $247.2 million for the three months ended September 30, 2025. This was primarily due to a $43.5 million increase in center-based compensation due to the increase in patient visits of 0.4 million from the increase in the total number of clinicians from organic hiring and acquisitions. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $3.7 million.

Center costs, excluding depreciation and amortization increased $137.0 million, or 19%, to $844.3 million for the nine months ended September 30, 2026 from $707.3 million for the nine months ended September 30, 2025. This was primarily due to a $125.7 million increase in center-based compensation due to the increase in patient visits of 1.2 million from the increase in the total number of clinicians from organic hiring and acquisitions. In addition, occupancy costs consisting of center rent and utilities and other center operating expenses consisting of office supplies and insurance contributed to the increase of $11.3 million.

We expect our center costs, excluding depreciation and amortization to continue to increase in the short- to medium-term as we strategically invest to expand our business through our in-house clinician recruiting, acquisition and new center strategies and to potentially capture more of our market opportunity.

General and administrative expenses

General and administrative expenses increased $17.8 million, or 19%, to $113.4 million for the three months ended September 30, 2026 from $95.6 million for the three months ended September 30, 2025. This was primarily due to increases in salaries, wages and employee benefits of $8.9 million, other operating expenses of $4.8 million as a result of primarily marketing and professional fees, occupancy costs of $2.4 million and third-party consulting costs and one-time costs associated with our strategic initiatives related to the electronic health resources system implementation of $1.7 million.

General and administrative expenses increased $34.5 million, or 12%, to $321.9 million for the nine months ended September 30, 2026 from $287.4 million for the nine months ended September 30, 2025. This was primarily due to increases in salaries, wages and employee benefits of $20.5 million, other operating expenses of $10.4 million as a result of primarily marketing and professional fees, occupancy costs of $5.8 million and third-party consulting costs and one-time costs associated with our strategic initiatives related to the electronic health resources system implementation of $2.7 million. The increase was slightly offset by a decrease in stock-based compensation expense of $4.9 million.

We expect our general and administrative expenses to increase in the foreseeable future due to our planned investments to support company growth.

Depreciation and amortization

Depreciation and amortization expense increased $1.3 million to $14.9 million for the three months ended September 30, 2026 from $13.6 million for the three months ended September 30, 2025. This was primarily due to the amortization of intangibles and depreciation during the periods.

Depreciation and amortization expense increased $1.2 million to $42.5 million for the nine months ended September 30, 2026 from $41.3 million for the nine months ended September 30, 2025. This was primarily due to the amortization of intangibles and depreciation during the periods.

Other Expense

Interest Expense, net

Interest expense, net decreased $0.3 million to $2.5 million for the three months ended September 30, 2026 from $2.8 million for the three months ended September 30, 2025. This decrease was primarily due to lower interest rates and lower borrowings outstanding during the period.

Interest expense, net decreased $1.9 million to $6.9 million for the nine months ended September 30, 2026 from $8.8 million for the nine months ended September 30, 2025. This decrease was primarily due to lower borrowings outstanding during the period.

Income Tax (Provision) Benefit

Income tax (provision) benefit increased $1.5 million to a provision of $5.0 million for the three months ended September 30, 2026 from a provision of $3.5 million for the three months ended September 30, 2025 primarily due to taxable income and non-deductible equity awards for the three months ended September 30, 2026.

Income tax (provision) benefit decreased $15.2 million to a provision of $14.4 million for the nine months ended September 30, 2026 from a benefit of $0.8 million for the nine months ended September 30, 2025 primarily due to taxable income and non-deductible equity awards for the nine months ended September 30, 2026.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, including to execute on our new center strategy, contractual obligations, debt service, acquisitions, settlement of contingent considerations obligations, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included cash from operating activities, cash on hand and amounts available under that certain credit agreement entered into on December 19, 2024, by the Company, LifeStance Health Holdings, Inc., Lynnwood Intermediate Holdings, Inc., Capital One, National Association, and each lender party thereto (the "2024 Credit Agreement"). We had cash and cash equivalents of $218.8 million and $248.6 million as of September 30, 2026 and December 31, 2025, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months from the issuance date of our September 30, 2026 unaudited financial statements, without any additional financing. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets and the expansion of marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Our future obligations primarily consist of our debt and lease obligations. We expect our cash generation from operations and future ability to refinance or secure additional financing facilities to be sufficient to repay our outstanding debt obligations and lease payment obligations. As of September 30, 2026 and December 31, 2025, there was an aggregate principal amount of $271.9 million and $282.8 million outstanding under the 2024 Credit Agreement, respectively. As of September 30, 2026, our non-cancellable future minimum operating lease payments totaled $244.0 million.

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

The 2024 Credit Agreement also contains a maximum Total Net Leverage Ratio (as defined therein) financial maintenance covenant that requires the Total Net Leverage Ratio as of the last day of each fiscal quarter to not exceed 4.50:1.00. Additionally, the 2024 Credit Agreement also contains a maximum Interest Coverage Ratio (as defined therein) financial maintenance covenant that requires the Interest Coverage Ratio as of the last day of each fiscal quarter to not be less than 3.00:1.00. As of September 30, 2026, we were in compliance with all financial covenants under the 2024 Credit Agreement.

Share Repurchases

On August 5, 2026, our Board of Directors approved a share repurchase program ("Repurchase Program"), which authorizes the Company to repurchase up to $100.0 million of our outstanding shares of common stock. The Repurchase Program replaced the Company's prior $100.0 million repurchase program approved by our Board of Directors on February 24, 2026. We repurchased 2,000,000 and 15,000,000 shares for a total of approximately $24.8 million and $122.4 million during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had approximately $75.4 million remaining under the Repurchase Program. For further information regarding the Repurchase Program, see Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash provided by operating activities	$170,037	$88,591
Net cash used in investing activities	(47,005)	(25,214)
Net cash used in financing activities	(152,856)	(14,045)
Net (decrease) increase in cash and cash equivalents	$(29,824)	$49,332
Cash and cash equivalents, beginning of period	248,642	154,571
Cash and cash equivalents, end of period	$218,818	$203,903

Cash Flows Provided By Operating Activities

During the nine months ended September 30, 2026, operating activities provided $170.0 million of cash, primarily impacted by our $60.2 million net income, non-cash charges of $133.4 million and partially offset by net cash used by changes in operating assets and liabilities of $23.6 million. During the nine months ended September 30, 2025, operating activities provided $88.6 million of cash, primarily impacted by non-cash charges of $132.8 million and partially offset by net cash used by changes in operating assets and liabilities of $42.2 million and our $2.0 million net loss.

Cash Flows Used In Investing Activities

During the nine months ended September 30, 2026, investing activities used $47.0 million of cash, primarily resulting from our purchases of property and equipment of $37.4 million and our business acquisitions of $9.6 million. During the nine months ended September 30, 2025, investing activities used $25.2 million of cash resulting from our purchases of property and equipment.

Cash Flows Used In Financing Activities

During the nine months ended September 30, 2026, financing activities used $152.9 million of cash, resulting primarily from payments of loan obligations of $10.9 million, payments of taxes related to net share settlement of equity awards of $25.0 million and common stock repurchases of $122.4 million and slightly offset by proceeds from the exercise of stock options of $5.4 million. During the nine months ended September 30, 2025, financing activities used $14.0 million of cash, resulting primarily from payments of loan obligations of $5.4 million and payments of taxes related to net share settlement of equity awards of $8.6 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements included elsewhere in this Quarterly Report include the results of LifeStance Health Group, Inc., its wholly-owned subsidiaries and VIEs consolidated by LifeStance Health Group, Inc. in which LifeStance Health Group, Inc. has an interest and is the primary beneficiary for the period ended September 30, 2026. Preparation of the consolidated financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of total revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical when (1) the estimate made in accordance with GAAP is complex in nature or involves a significant level of estimation uncertainty and (2) the use of different judgments, estimates and assumptions have had or are reasonably likely to have a material impact on the financial condition or results of operations in our consolidated financial statements. Actual results could differ materially from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting estimates or methodologies to our consolidated financial statements.

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

As of September 30, 2026, we had an aggregate principal amount of $271.9 million outstanding under our credit facilities. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, which continue to exist as of September 30, 2026. The material weaknesses we identified were as follows:

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

Actions Taken During the Quarter Ended September 30, 2026

The following remediation efforts were completed during the quarter ended September 30, 2026:

•
We have designed and implemented financial statement risk assessment and substantially implemented the IT system and control scoping processes to identify and design our control activities related to the above-mentioned material weaknesses and to support the Company's control environment and COSO framework compliance;
•
Through our risk assessment and SOX program entity level controls, we have identified all relevant financial reporting processes and substantially completed SOX program documentation, including process narratives, risk and control matrices, and IT-dependencies to support the Company's evaluation of internal controls;
•
We have substantially designed and are implementing general controls for the systems identified as in scope across all relevant IT domains including logical access, program change management, computer operations, and security administration; and
•
We have substantially designed and are continuing to implement key controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting, and disclosures. We implemented preventative and detective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, we restricted the ability for one individual to both (i) create and post a journal entry in the general ledger and (ii) prepare and review account reconciliations.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, we are continuing to enhance our overall control environment and are devoting substantial effort by enhancing our manual or automated controls to remediate the identified material weaknesses. For a more comprehensive discussion of the remedial measures which are being undertaken to address these material weaknesses, or the Remediation Plan, refer to Part II, Item 9A, “Remediation Plan for Material Weaknesses,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Status of Remediation Efforts

Through the quarter ended September 30, 2026, our management, with the oversight of the Audit Committee of our Board of Directors, have designed and implemented substantial measures to remediate the control deficiencies contributing to the material weaknesses. We believe the measures described above and upon completion of design, sustained operation, and testing of the required controls will remediate the control deficiencies for the specific areas we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We intend to evaluate current and projected resource needs on a regular basis and hire additional qualified resources as needed. Our ability to maintain qualified and adequate resources to support our business and our projected growth will be a critical component of our internal control environment.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in "Actions Taken During the Quarter Ended September 30, 2026" above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2026, investment entities affiliated with TPG Inc. (“TPG”), and affiliates of Summit Partners (“Summit” and together with TPG, our “Principal Stockholders”), collectively, beneficially owned approximately 25.3% of our common stock. For so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to common stock purchases made by our Company during the three months ended September 30, 2026:

(in thousands, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1, 2026 through July 31, 2026	—	$—	—	$2,810
August 1, 2026 through August 31, 2026	—	—	—	100,000
September 1, 2026 through September 30, 2026	2,000	12.29	2,000	75,420
Total	2,000	$12.29	2,000	$75,420
(1)
On August 5, 2026, the Company’s Board of Directors approved the Repurchase Program, which authorizes the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock. The Repurchase Program replaced the Company's prior $100 million repurchase program approved by the Board of Directors of the Company on February 24, 2026. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock. Stock repurchases under this program may be made at such times, prices, amounts and on such terms as the Company may determine from time to time to be advisable based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, other investment opportunities, and the overall market condition, with such repurchases effectuated in the open market or through privately negotiated transactions (including accelerated share repurchase programs), block purchases, or exchange or non-exchange transactions, and using such broker-dealer or broker-dealers as the Company may determine. The Board of Directors may suspend, modify or terminate the Repurchase Program at any time without prior notice.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended September 30, 2026, six directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

The following table provides information about the trading plans adopted by certain of our officers and directors during the three months ended September 30, 2026:

Name and Title	Adoption Date	Duration of Trading Plan	Expiration Date (1)	Maximum Number of Shares to be Sold (2)
David Bourdon Chief Executive Officer	September 2, 2026	December 2, 2026 - July 30, 2027	July 30, 2027	535,278
Kenneth Burdick Chairman of the Board of Directors	August 12, 2026 (3)	November 10, 2026 - August 13, 2027	August 13, 2027	4,357,262
Ryan Pardo Chief Legal Officer	August 10, 2026 (4)	November 10, 2026 - August 13, 2027	August 13, 2027	2,216,585
	August 11, 2026	November 10, 2026 - August 13, 2027	August 13, 2027	587,920
Vaughan Paunovich Chief Technology Officer	September 15, 2026	March 5, 2027 - September 17, 2027	September 17, 2027	147,825
Dr. Stephanie Eken Chief Medical Officer	September 15, 2026	March 5, 2027 - September 15, 2027	September 15, 2027	38,368
Ann Varanakis Chief People Officer	September 16, 2026	December 15, 2026 - September 8, 2027	September 8, 2027	211,142

(1)
The Rule 10b5-1 trading plan permits transactions through and including the earlier of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.
(2)
Shares reported within this column include shares subject to limit orders and such orders may not fill if limit order conditions are not met. The actual number of shares sold under the plan will depend on the number of shares withheld or sold to satisfy income tax withholding obligations and on the vesting of certain performance-based equity awards and may vary from the number provided herein. The number of performance-based equity awards included in the plans assumes awards are earned at target.
(3)
Subsequent to September 30, 2026, Mr. Burdick terminated his Rule 10b5-1 trading plan.
(4)
The Rule 10b5-1 trading plan was adopted by the Kimberly Pardo Irrevocable Trust. Mr. Pardo disclaims beneficial ownership of securities held by the Kimberly Pardo Irrevocable Trust except to the extent of his pecuniary interest therein.

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

LifeStance Health Group, Inc.

Date: November 5, 2026	By:	/s/ Ryan McGroarty
Ryan McGroarty
Chief Financial Officer and Treasurer (principal financial and accounting officer)